Form 10-Q
period 1994-02-28
TCBY ENTERPRISES INC
filed 1994-04-14
CIK 740693

PAGE 1




        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q



(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended February 28, 1994

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to _____________

Commission file number  1-10046


                       TCBY ENTERPRISES, INC.
(Exact name or registrant as specified in its charter)


Delaware                                           71-0552115
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)



425 West Capitol Avenue   Little Rock, Arkansas         72201
(Address of principal executive offices)              (Zip Code)



                           (501) 688-8229
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                                       Yes  X    No


On March 31, 1994 there were 25,490,578 shares of the registrant's common stock outstanding.




                                     Sequential Page No. 1

                      TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION						      Page

Item 1.  	Financial Statements (Unaudited)

										Consolidated Balance Sheets
         	February 28, 1994 and November 30, 1993					             3

										Consolidated Statements of Income
							  	Three months ended February 28, 1994
										and February 28, 1993                                    5

										Consolidated Statements of Cash Flows
							  	Three months ended February 28, 1994
										and February 28, 1993                                    6

										Notes to Consolidated Financial Statements
				     	February 28, 1994                                        7



Item 2. 	Management's Discussion and Analysis of Financial
       		Condition and Results of Operations                       9


PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings                                       13


Item 6.   Exhibits and Reports on Form 8-K                        13



SIGNATURES                                                        14




                                          Sequential Page No. 2



                                           PART 1

                              FINANCIAL INFORMATION



ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)


TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



																										     		 	      February 28,	      November 30,
														  																												1994           	   1993
                                         -------------------------------

CURRENT ASSETS
 Cash and cash equivalents															$  1,108,860	 					$ 10,167,074
 Short-term investments  	  	  												15,035,611	 					  14,826,289
 Receivables:
  Trade accounts		 							  													  13,617,146	   					10,859,638
  Notes	   									    		 			  												2,708,193	 					   2,577,182
  Allowance for doubtful accounts
   and notes	    																	 		 		     (657,283)						    (650,547)
                                          ------------       ------------
								             	   				  												15,668,056	   					12,786,273

 Refundable income taxes	   	  												 1,075,530	 					     487,394
 Deferred income taxes	  										   	       611,914	      		   611,914
 Inventories	  																											 13,388,839	 			    11,476,837
 Prepaid expenses and other assets	    					2,454,161		 	      2,539,461
                                          ------------       ------------
    TOTAL CURRENT ASSETS	  																49,342,971	     			52,895,242


PROPERTY, PLANT AND EQUIPMENT
 Land	   				   																												4,127,523	  		     3,879,175
 Buildings	 																										 			 23,177,938				     22,519,574
 Furniture, vehicles and equipment								 50,697,436	   			  49,932,263
 Leasehold improvements	  	 															10,915,409	    			 11,020,257
 Construction in progress	 											  	   1,394,439		          743,493
 Allowances for depreciation
  and amortization	 																						(35,721,856)	 		   (34,179,906)
                                          ------------							------------
					 				  																															54,590,889	     			53,914,856


OTHER ASSETS
 Notes receivable, less current portion
  (less allowance for doubtful notes
  1994 - $1,533,660;1993 - $1,517,943) 			 10,079,085	        10,146,885
 Intangibles (less amortization
  1994 - $2,861,869; 1993 - $2,705,816)     7,439,075	         7,044,549
 Other                            				      5,656,676    	     4,689,604
                                          ------------       ------------
                                	  			     23,174,836         21,881,038
                                          ------------       ------------
    TOTAL ASSETS																								 $127,108,696						 $128,691,136
																																          ============       ============


See notes to consolidated financial statements.

                                                 Sequential Page No. 3

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


 																																				 			February 28,						 November 30,
																																				    				1994                1993
                                         -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable		                     	$  2,141,872	      $  1,199,737
 Accrued expenses	   		                     5,144,076	         5,276,677
 Deferred franchise fee income	               277,074	           265,227
 Current portion of long-term debt	     				2,095,902     	    2,092,761
                                          ------------       ------------

    TOTAL CURRENT LIABILITIES               9,658,924	         8,834,402

LONG-TERM DEBT, less current portion       10,959,352         11,486,736

DEFERRED INCOME TAXES	                      3,138,784	         3,138,784

COMMITMENTS AND CONTINGENCIES                    -	                 -

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares			                 -                		-
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued-
  1994 - 26,807,272; 1993 - 26,804,385      2,680,727          2,680,439
 Additional paid-in capital	        	      24,271,848         24,255,981
 Retained earnings	  		                    85,810,260         87,705,993
                                          ------------       ------------
				     	                                112,762,835        114,642,413


Less treasury stock, at cost

 (1,317,069 shares in 1994 and 1993)	  	  (9,411,199)	        (9,411,199)
                                          ------------       ------------
                                    				 	103,351,636      	 105,231,214
                                          ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY																																	$127,108,696							$128,691,136
                              						      ============       ============


See notes to consolidated financial statements.







                                                 Sequential Page No. 4

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



																																		  		          		Three Months Ended
																											           			      	     February 28,

																																				    			  	1994               1993
                                           -------------------------------
Sales																																						$ 22,587,248			 $ 20,987,494
Cost of sales	  																									    13,336,265 	    11,445,698
                                            ------------    ------------
    GROSS PROFIT	  																			 	      9,250,983	      9,541,796


Franchising revenues:
 Initial franchise and license fees             107,812	        224,000
 Royalty income	                      	       1,563,523       1,592,799
                                            ------------    ------------
  Total franchising revenues	                 1,671,335       1,816,799
                                            ------------    ------------
                                      	  				10,922,318   	  11,358,595


Selling, general and administrative
 expenses	  																																	12,035,886 			  12,570,200
                                            ------------    ------------
                                      	  				(1,113,568)  	  (1,211,605)


Interest expense	                         		   (162,830)	      (234,473)
Interest income	                          		     288,207	       347,845
Litigation settlement and costs  	                  - 	        (160,000)
Other income	                          			        35,615	        49,339
                                             ------------   ------------
                                 	     				      160,992 	        2,711
                                             ------------   ------------

     LOSS BEFORE INCOME TAXES                   (952,576)	   (1,208,894)


Income taxes:
 Current	                                    			(331,209)	     (420,334)
 Deferred	                                			       -      	       -
                                             ------------   ------------
																																								   				 (331,209) 	    (420,334)
                                             ------------			------------

     NET LOSS				                           $   (621,367)	 $   (788,560)
                                             ------------   ------------

     NET LOSS PER SHARE		                   $      (0.02) 	$      (0.03)
                                             ------------   ------------

Average shares outstanding                 	  	25,489,439	    25,632,787
                                         				============= 	=============


Cash dividends paid per share		             $        0.05   $       0.05
                                             -------------   ------------

See notes to consolidated financial statements.






                                                      Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

																																					       				 	Three Months Ended
																									           				       	     February 28,
																																					    					1994               1993
                                          -------------------------------

OPERATING ACTIVITIES
Net loss	                              			$   (621,367)    	$   (788,560)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization          	   1,910,653	        1,932,912
  Amortization of intangibles	          	      156,053    	      122,270
  Provision for doubtful accounts	             205,497	          274,549
  Gain on disposal of property and
   equipment	                         			     (153,400)             -
Changes in operating assets and liabilities:
  Accounts receivable	                 		   (2,940,552)	      (2,442,510)
  Inventories	                        			   (1,912,002)	         361,769
  Prepaid expenses	                  		         85,300	       (1,041,646)
  Intangibles and other assets	  	          (1,575,238)	        (281,146)
  Accounts payable and accrued expenses        809,534	          373,401
  Deferred revenues	                        		 	11,847	         (122,750)
  Income taxes	                   			         (588,136)         (493,460)
                                           ------------      ------------

    NET CASH USED IN OPERATING ACTIVITIES   (4,611,811)       (2,105,171)


INVESTING ACTIVITIES
 Purchases of property, plant and equipment	(2,722,498)	      (1,524,738)
 Proceeds from sale of property and equipment  346,799	             -
 Origination of notes receivable	    	        (806,500)     	   (266,654)
 Principal collected on notes receivable	      727,572	          526,831
 Purchases of short-term investments	  	    (1,695,732)	      (7,484,647)
 Proceeds from sale of short-term
				investments                              1,486,410 	       8,948,583
                                           ------------      ------------

    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES	            	    (2,663,949)	         199,375


FINANCING ACTIVITIES
 Proceeds from sale of common stock	          		16,155	             -
 Dividends paid	                   			      (1,274,366)       (1,282,889)
 Retirement of long-term debt	    		          (524,243)         (637,193)
                                           ------------      ------------

    NET CASH USED IN FINANCING ACTIVITIES   (1,782,454)	      (1,920,082)
                                           ------------      ------------

    DECREASE IN CASH AND CASH EQUIVALENTS	  (9,058,214)     	 (3,825,878)
Cash and cash equivalents at beginning
 of period	  			                         		 10,167,074	       17,055,288
                                           ------------      ------------

    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD		                     			$   1,108,860     	$ 13,229,410
                                    						=============     	============

See notes to consolidated financial statements.
                                                      Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FEBRUARY 28, 1994



NOTE A -- FINANCIAL STATEMENT PRESENTATION

The notes to the consolidated financial statements do not include all notes which would be included in the annual report to stockholders and reference to the footnotes contained in the annual report to stockholders for the year ended November 30, 1993, will give additional information on such items as significant accounting policies, long-term debt, income taxes, lease commitments, contingencies and employee benefit plans. However, in the opinion of management, all footnotes have been included for disclosures required for compliance with the Securities and Exchange Commission rules, as contained in Accounting Series Release No. 177. Also in the opinion of management, all adjustments (consisting of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods have been included.

NOTE B -- RECLASSIFICATION

Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

NOTE C -- INVENTORY

                                     				 February 28,    	 November 30,
                              	   	          1994       	      1993
                                          ------------      ------------
Manufacturing materials and
  supplies                            	   $ 4,925,917       $ 3,775,732

Finished yogurt products and
  other food products                       3,978,214         3,281,552

Equipment and other products                4,484,708         4,419,553
                                          ------------      ------------

                                    		    $13,388,839       $11,476,837
                                  	 	      ===========       ===========












                                          Sequential Page No. 7

NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                      		 	February 28,   	November 30,
                                  	   			    1994        	   1993
                                          ------------    ------------
Rent                                    	 $   972,862     $ 1,031,718

Compensation                            	   1,487,468       1,714,336

Other                               	       2,683,746       2,530,623
                                          ------------    ------------

                                       		 $ 5,144,076     $ 5,276,677
                                      		   ===========     ===========



NOTE E -- CONTINGENCIES


A purported investor in a former franchisee has claimed approximately $26 million in damages from the former franchisee for alleged fraudulent acts; in subsequent discussion with the plaintiff's counsel, the damages requested have been refined to $8.7 million. The Company has also been named in this suit as a defendant and has cross-claimed the former franchisee. The Company believes the plaintiff's claims to be without merit, and the Company is vigorously contesting the suit. Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and discussions with counsel, that these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonable possible loss.












                                         Sequential Page No. 8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total sales for the first quarter of fiscal 1994 increased 7.6 percent from sales for the first quarter of fiscal 1993.

The following table sets forth sales by category within the Company's primary segments of operation:

                        	    			  Three Months Ended February 28
                                      					% of                    		% of
	                         	   1994        	Sales	      1993          Sales
                              ----         -----       ----          -----
Food Products:
 Yogurt sales to Martin-
  Brower and other food
  service distributors      		$  8,459	    37%	        $  9,407	     45%
 Retail sales by Company-
  owned stores	   		             4,087	    18%	           5,367	     26%
 Yogurt sales to the retail
  grocery trade        	   		    6,448   	 29% 	          1,774    	  8%
                              --------    ----          --------    ----
	  			                          18,994   	 84%	          16,548    	 79%


Equipment:
 Sales by the Company's
  equipment distributor	         2,939   	 13% 	          1,823	      9%
 Sales of manufactured
  specialty vehicles	       	      444	     2%	           2,306	     11%
                               --------   ----          --------    ----
	  			                           3,383	    15%	           4,129	     20%
Other	                    			      210   	  1%	             310	      1%
                               --------   ----          --------    ----

Total Sales	                		$ 22,587   	100%	        $ 20,987    	100%
                           				========  	====         	========   	====

($ rounded to nearest thousand)



Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt products to the Martin-Brower Company, which distributes yogurt and other products to "TCBY" stores, and to other food service distributors, which distribute to non-traditional locations such as airports, on-premises business cafeterias, hospitals, sporting arenas, toll road plazas, etc., (ii) retail sales of yogurt and related food items by Company-owned stores, and (iii) sales of "hardpack" frozen yogurt and refrigerated "traditional style" yogurt for distribution to retail groceries. First quarter sales in the food products segment increased from $16.5 million in fiscal 1993 to $19.0 million in fiscal 1994. The food products segment represented 84 percent of the Company's total sales in the first quarter of fiscal 1994 as compared to 79 percent in fiscal 1993. Within the food products segment, wholesale sales of frozen yogurt declined 10 percent during the





                                          Sequential Page No. 9
first quarter of fiscal 1994 from the same quarter in fiscal 1993. This is attributed to a reduction in the number of traditional "TCBY" stores open during the first quarter of fiscal 1994 along with a reduction in the average amount of yogurt purchased by those stores. This reduction was partially offset by a greater number of non-traditional locations open during the first quarter of fiscal 1994 compared to the same period in fiscal 1993. The Company expects a continuation of growth in non-traditional locations during the remainder of fiscal 1994, while the combined number of franchised and Company-owned stores stabilizes.

The table below sets forth location activity for the first quarter of fiscal 1994 and 1993.

                							   		FRANCHISEE     COMPANY     NON-TRADITIONAL
                	  											STORES 	     STORES 	    LOCATIONS	    TOTAL
               											 1994   1993  1994   1993  1994   1993  1994   1993
                        -----------------------------------------------------
For the first three months:
  Locations open at
    beginning of period   1,364  1,401  121   147   989    292   2,474  1,840
  Opened/Added               11     15    0     1    83	   132	     94	   148
  Closed                    (31)	  (44)	 (1)    0  	(38)	   (3)	   (70)   (47)
  Net locations purchased
    (sold) between fran-
    chisees and Company       1	     0	  (1)	   0 	   0      0       0      0
                         ----------------------------------------------------

  Locations open at
    February 28           1,345  1,37   119  	148	1,034   	421  	2,498 	1,941
                         ====================================================


Included in locations open are 175 and 161 "TCBY" stores closed for relocation or for the season at February 28, 1994 and February 28, 1993, respectively.

Sales by Company-owned stores declined 24 percent during the first quarter of fiscal 1994 as compared to the same period in fiscal 1993. This decline results primarily from a reduction of Company-owned stores operated during the period. The Company expects the number of Company-owned stores to stabilize during fiscal 1994. However, the Company will continue to evaluate opportunities to refranchise stores.

Sales of yogurt to the retail grocery trade increased 363 percent during the first quarter of fiscal 1994 as compared to the first quarter of fiscal 1993. This increase is a result of expanded geographic distribution of both hardpack and traditional style yogurt products. The Company plans to continue to expand the distribution of yogurt products in the retail grocery trade during the remainder of fiscal 1994.

Sales from the Company's equipment segment include (i) sales from the distribution of equipment to the food service industry

                                          Sequential Page No. 10
and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment decreased 18 percent during the first quarter of fiscal 1994 from $4.1 million during the first quarter of fiscal 1993 to $3.4 million during the first quarter of fiscal 1994. Sales by the equipment segment represented 15 percent of the Company's total sales during the first quarter of fiscal 1994 as compared to 20 percent during the first quarter of fiscal 1993. This decrease in sales results primarily from the completion in the second quarter 1993 of an $11 million contract with a foreign government that was accounted for on a percentage of completion basis. The Company's equipment manufacturing subsidiary has not entered into any additional contracts of this magnitude. The decrease was partially offset by a 61 percent increase in sales for the Company's equipment distribution subsidiary primarily due to the acquisition of AIMCO Equipment Company in April 1993.

Same store sales (the comparison of fiscal 1994 individual traditional "TCBY" store sales with sales by the same stores operating during the same period of fiscal 1993) decreased 2.4 percent in the first quarter of fiscal 1994. Same store sales for Company-owned stores decreased 4.6 percent and franchised stores decreased 2.4 percent in the first quarter of fiscal 1994. The decline in same store sales, that began in 1990, has had an adverse impact on the financial condition of franchised and Company-owned stores, and contributed to store closings in the past three years. The restaurant industry continues to be highly competitive. The Company is continuing its efforts to reverse the decline in same store sales through menu extensions, national and local media advertising, store decor upgrades and relocations. Even with the successful implementation of these programs, store closings may occur.

The ratio of cost of sales to sales was 59 percent for the first quarter of fiscal 1994 as compared to 55 percent for the first quarter of fiscal 1993. The increase in the cost of sales to sales ratio is attributed primarily to a change in sales mix and increased milk prices. The sales mix within the food products segment changed with retail sales through Company-owned stores declining while wholesale sales to the retail grocery trade and private label customers, which are made at a higher cost of sales to sales ratio, increased. The ratio of cost of sales to sales for the food products segment and equipment segment in the first quarter of fiscal 1994 was 56.7 percent and 76 percent, respectively, compared to 48.9 percent and 80.5 percent, respectively, in the first quarter of fiscal 1993. A major component of the Company's cost of sales of food products is milk. Milk prices in the first quarter of fiscal 1994 increased 13% from prices in the first quarter of fiscal 1993. Milk prices are expected to remain above last year levels due to increased demand for dairy products.

Franchising revenues consist of initial franchise and license fees and royalty income. In the first quarter of fiscal 1994, initial franchise and license fees decreased 52 percent and

                                          Sequential Page No. 11
royalty income decreased 2 percent from fiscal 1993. The decrease in franchise and license fees results primarily from a reduction in the amount of international license fees recognized. The decline in royalty income results from a decline in the sales of yogurt to "TCBY" stores noted above.

Selling, general and administrative (SG&A) expenses decreased 4 percent in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. This decrease is due primarily to a reduction in the number of Company-owned stores operating during the first quarter of fiscal 1994 (see location activity schedule above) which results in a decrease in the amount of total operating expenses within Company-owned stores. The decrease referred to above was partially offset by (i) an increase in expenses incurred by the Company in an effort to expand the geographic distribution of the Company's yogurt products within the retail grocery trade and the continued development of non-traditional locations, and (ii) an increase in expenses related to the operation of AIMCO. As a percentage of combined sales and franchising revenues, SG&A expenses were 50 percent and 55 percent for the first quarter of fiscal 1994 and 1993, respectively. The Company plans to continue the development of sales opportunities in non-traditional locations and to the retail grocery trade. This will result in increased sales personnel and selling costs.

Interest expense decreased approximately $72,000 in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. This decrease is due to a reduction in the principal balances of outstanding long-term debt and a reduction in the average interest rate paid.

Interest income decreased approximately $60,000 for the first quarter of fiscal 1994 compared to the same period of fiscal
1993. The decrease is due to reductions in the outstanding balances and yields on interest earning assets.

Litigation settlement and costs decreased $160,000 in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. The prior year balance relates to the final expenses incurred by the Company relating to the defense and settlement of various lawsuits brought against the Company by certain shareholders during fiscal year 1992.

Income taxes as a percentage of income (loss) before income taxes was 34.8 percent in the first quarter of fiscal 1993.
This compares to an effective rate of 34.3 percent recorded for the fiscal year ended November 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. However, the Company normally experiences a decrease in cash and cash equivalents in the first quarter as a result of the seasonality of the Company's business. The Company's cash and short-term

                                          Sequential Page No. 12
investments decreased approximately $8.9 million in the first quarter of fiscal 1994. This decrease resulted primarily from
(i) the net loss for the first quarter of fiscal 1994, (ii) an increase in trade accounts receivable, other assets, and inventories primarily attributed to the normal increase in these accounts in the first quarter along with expansion into the Private Label and Retail Grocery Trade markets, (iii) purchases of property, plant and equipment including the purchase of the building previously being leased by AIMCO, and (iv) a cash dividend of five cents per share or $1.3 million paid in January 1994.

On February 28, 1994, working capital was $39.7 million compared to $44.1 million on November 30, 1993. The current ratio was
5.11 to 1.0 on February 28, 1994 and 5.99 to 1.0 on November 30, 1993. The long-term debt to equity ratio was .11 to 1.0 at February 28, 1994 and November 30, 1993. The Company has a tangible net worth of $95.9 million at February 28, 1994.

On March 18, 1994, the Company's Board of Directors declared a five cents per share dividend payable on April 15, 1994 to the stockholders of record on April 1, 1994. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.


                   PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

								a)	Exhibits



											28(a) - Press release, dated March 15, 1994, "TCBY Launches
											Operations in Middle East"

											28(b) - Press release, dated March 21, 1994, "TCBY Reports
											Improved Sales and Revenues and Operating Results for the First
											Quarter"

								b)	The Company did not file any reports on Form 8-K during the
											three months ended February 28, 1994.







                                          Sequential Page No. 13

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.





Date:  04/09/94                    /s/ Frank D. Hickingbotham
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer





Date:  04/09/94                    /s/ Gale Law
                                   Gale Law,
                                   Senior Vice President,
                                   Chief Financial Officer









                                          Sequential Page No. 14