Form 10-Q
period 1994-05-31
TCBY ENTERPRISES INC
filed 1994-07-15
CIK 740693

PAGE 1





        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 1994

                               OR

___
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


                                       Yes  X    No


On June 30, 1994 there were 25,516,264 shares of the registrant's common stock outstanding.




                                     Sequential Page No. 1

                             PAGE 2

                      TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION                                Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          May 31, 1994 and November 30, 1993                       3

          Consolidated Statements of Income
          Quarter ended and six months ended
          May 31, 1994 and 1993                                    5

          Consolidated Statements of Cash Flows
          Six months ended May 31, 1994 and 1993                   6

          Notes to Consolidated Financial Statements
          May 31, 1994                                             7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       15

Item 4.   Submission of Matters to a Vote of
          Security Holders                                        15

Item 6.   Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                        17



















                                          Sequential Page No. 2

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                             February 28,       November 30,
                                        1994               1993

                                                               c>
CURRENT ASSETS
 Cash and cash equivalents                  $  4,058,364       $ 10,167,074
 Short-term investments                       10,115,033         14,826,289
 Receivables:
  Trade accounts                              21,130,980         10,859,638
  Notes                                        2,398,978          2,577,182
  Allowance for doubtful accounts
   and notes                                    (567,356)        (650,547)
                                              22,962,602         12,786,273

 Refundable income taxes                            -               487,394
 Deferred income taxes                           611,914            611,914
 Inventories                                  13,313,813         11,476,837
 Prepaid expenses and other assets             1,928,771        2,539,461

    TOTAL CURRENT ASSETS                    52,990,497         52,895,242

PROPERTY, PLANT AND EQUIPMENT
 Land                                          4,127,522          3,879,175
 Buildings                                    23,197,721         22,519,574
 Furniture, vehicles and equipment            50,920,858         49,932,263
 Leasehold improvements                       10,796,137         11,020,257
 Construction in progress                      3,005,031            743,493
 Allowances for depreciation
  and amortization                           (37,241,332)     (34,179,906)

                                              54,805,937         53,914,856

OTHER ASSETS
 Notes receivable, less current portion
  (less allowance for doubtful notes
  1994 - $1,323,832; 1993 - $1,517,943)        9,389,990         10,146,885
 Intangibles (less amortization
  1994 - $3,298,681; 1993 - $2,705,816)        8,982,741          7,044,549
 Other                                         4,787,034       4,689,604

                                              23,159,765       21,881,038

    TOTAL ASSETS                          $130,956,199       $128,691,136
                                            ============       ============

See notes to consolidated financial statements.


                                                 Sequential Page No. 3

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                             February 28,        November 30,
                                                1994               1993




LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                           $  1,389,297       $  1,199,737
 Accrued expenses                              7,123,414          5,276,677
 Income taxes payable                            869,774               -
 Deferred franchise fee income                   183,385            265,227
 Current portion of long-term debt             2,094,897          2,092,761

    TOTAL CURRENT LIABILITIES               11,660,767           8,834,402

LONG-TERM DEBT, less current portion          10,436,064          11,486,736

DEFERRED INCOME TAXES                          3,138,784          3,138,784

COMMITMENTS AND CONTINGENCIES                       -                  -

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued-
  1994 - 26,822,958; 1993 - 26,804,385         2,682,296          2,680,439
 Additional paid-in capital                   24,350,412         24,255,981
 Retained earnnings                            88,099,075         87,705,993

                                             115,131,783        114,642,413

Less treasury stock, at cost
 (1,317,069 shares in 1994 and 1993)          (9,411,199)        (9,411,199)

                                             105,720,584        105,231,214

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $130,956,199       $128,691,136
                                            =============      ============

See notes to consolidated financial statements.








                                                 Sequential Page No. 4

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Quarter Ended                    Six Months Ended
                                    May 31,                           May 31,
                           1994             1993            1994            1993


Sales                    $39,599,802    $31,110,937     $62,187,050   $52,098,431
Cost of Sales             23,548,378     16,359,340      36,884,643    27,805,038
  GROSS PROFIT            16,051,424     14,751,597      25,302,407    24,293,393

Franchising revenues:
 Initial franchise and
  license fees               625,888        359,500         733,700       583,500
 Royalty income            3,116,570      2,770,495       4,680,093     4,363,294
  Total franchising
  revenues                 3,742,458      3,129,995       5,413,793     4,946,794
                          19,793,882     17,881,592      30,716,200    29,240,187

Selling, general and
 administrative expenses  14,299,199     13,774,416      26,335,085    26,344,616

                           5,494,683      4,107,176       4,381,115     2,895,571

Interest expense            (146,294)      (228,227)       (309,124)     (462,700)
Interest income              229,705        327,287         517,912       675,132
Other expense               (115,357)       (10,077)        (79,742)     (120,738)
                             (31,946)        88,983         129,046        91,694

  INCOME BEFORE
  INCOME TAXES             5,462,737      4,196,159       4,510,161     2,987,265

Income taxes:
 Current                   1,899,393      1,459,006       1,568,184     1,038,672
 Deferred                      -              -               -             -
                           1,899,393      1,459,006       1,568,184     1,038,672

  NET INCOME             $ 3,563,344    $ 2,737,153     $ 2,941,977   $ 1,948,593
                       =============  =============   ============= =============

  NET INCOME PER SHARE   $      0.14    $      0.11     $      0.12   $      0.08
                       =============  =============   ============= =============

Average shares
 outstanding              25,542,049     25,645,955      25,492,432    25,632,787
                       =============  =============   ============= =============

Cash dividends per share $      0.05    $      0.05     $      0.10   $      0.10
                       =============  =============   ============= =============
See notes to consolidated financial statements.

                                                  Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended
                                                    May 31,
                                          ________________________________                                               1994

OPERATING ACTIVITIES
Net Income                                $  2,941,977      $  1,948,593
Adjustments to reconcile net loss to net
 cash used in operating activities:


  Depreciation and amortization              3,863,282         3,948,798
  Amortization of intangibles                  512,283           264,472
  Provision for doubtful accounts              562,186           587,535
  Gain on disposal of property and
   equipment                                  (264,657)          125,143
Changes in operating assets and liabilities:
  Accounts receivable                      (11,110,830)       (7,868,001)
  Inventories                               (1,836,976)         (442,284)
  Prepaid expenses                             610,690          (785,841)
  Intangibles and other assets              (2,660,422)       (2,867,772)
  Accounts payable and accrued expenses      2,036,297         1,402,924
  Deferred revenues                            (81,842)         (135,386)
  Income taxes                               1,357,168           965,858

 NET CASH USED IN OPERATING ACTIVITIES    (4,070,844)       (2,855,961)

INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment                                 (4,973,140)       (3,779,291)
 Proceeds from sale of property and
  equipment                                    595,950           130,056
 Origination of notes receivable            (1,228,686)         (652,888)
 Principal collected on notes receivable     2,357,896         1,313,654
 Purchases of short-term investments        (3,267,451)      (12,100,153)
 Proceeds from sale of short-term
  investments                                7,978,707        13,051,037

 NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                     1,463,276        (2,037,585)

FINANCING ACTIVITIES
 Proceeds from sale of common stock             96,288            71,299
 Dividends paid                             (2,548,895)       (2,557,578)
 Purchases of treasury stock                      -             (107,064)
 Retirement of long-term debt               (1,048,535)       (1,274,096)

 NET CASH USED IN FINANCING ACTIVITIES    (3,501,142)      (3,867,439)

 DECREASE IN CASH AND CASH EQUIVALENTS    (6,108,710)       (8,760,985)
Cash and cash equivalents at beginning
 of period                                   10,167,074       17,055,288

 CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                             $   4,058,364     $  8,294,303
                                          =============     ============

See notes to consolidated financial statements.



                                                      Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 1994


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

NOTE B -- RECLASSIFICATION

Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

NOTE C -- INVENTORY

                                    May 31,       November 30,
                                     1994          1993
Manufacturing materials and
  supplies                        $ 5,464,859     $ 3,775,732

Finished yogurt products and
  other food products               4,560,957       3,281,552

Equipment and other products        3,287,997       4,419,553

                                  $13,313,813     $11,476,837
                                  ===========     ===========









                                         Sequential Page No. 7

NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                    May 31,       November 30,
                                     1994          1993
Rent                              $   914,633     $ 1,031,718

Compensation                        1,821,419       1,714,336

Other                               4,387,362       2,530,623

                                  $ 7,123,414     $ 5,276,677
                                  ===========     ===========


NOTE E -- CONTINGENCIES

A purported investor in a former franchisee has claimed approximately $26 million in trebled damages, plus costs and prejudgment interest, from the
former franchisee for  alleged fraudulent acts.   The compensatory  damages
requested are $8.7 mill ion. The Company has also been named in this suit as a defendant and has cross-claimed the former franchisee. The Company believes the plaintiff's claims against the Company to be without merit, and the Company is vigorously contesting the suit. Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and discussions with counsel, that these proceedings
will  have  no  material  adverse  effect  upon  the  Company's   financial
condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonable possible loss.














                                         Sequential Page No. 8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total sales for the second quarter of fiscal 1994 increased 27.3 percent from sales for the second quarter of fiscal 1993. Total sales for the first six months of fiscal 1994 increased 19.4 percent from sales for the first six months of fiscal 1993.

The following table sets forth sales by category within the Company's primary segments of operation:





                            Three Months Ended May 31            Six Months Ended May 31
                                 % of                % of             % of                % of
                       1994   Sales   1993    Sales  1994   Sales  1993    Sales
Food Products:
 Yogurt sales to
  Martin-Brower and
  other food service
  distributors        $15,942     40%     $15,631     50%    $24,401    39%     $25,038    48%
 Retail sales by
  Company-owned
  stores                6,186     16%       7,751     25%     10,273    16%      13,118    25%
 Yogurt sales to the
  retail grocery
  trade                11,931   30%     3,416   11%   18,379  30%     5,190  10%
                       34,059   86%    26,798   86%   53,053  85%    43,346  83%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      4,053   10%     2,422    8%    6,992  11%     4,245   8%
 Sales of manufac-
  tured specialty
  vehicles              1,276    3%     1,587   5%    1,720   3%     3,893   8%
                        5,329   13%     4,009  13%    8,712  14%     8,138  16%
Other                     212    1%       304   1%      422   1%       614   1%
Total Sales           $39,600  100%   $31,111  100% $62,187 100%   $52,098 100%
                      =======  ====   =======  ==== ============   ======= =====

($ rounded to nearest thousand)







Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt products to The Martin-Brower Company, which distributes yogurt and other products to TCBY locations, and to other food service distributors, which distribute to non-traditional locations such as airports, on-premises business cafeterias, hospitals, sporting arenas, toll road plazas, etc., (ii) retail sales of yogurt and related food items by Company-owned stores, and (iii) sales of "hardpack" frozen yogurt and refrigerated "traditional style" yogurt for distribution to retail groceries. Second quarter sales in the food products segment increased from $26.8 million in fiscal 1993 to $34.1 million in fiscal 1994. The food products segment represented 86 percent of the Company's total

                                         Sequential Page No. 9
sales in the second  quarter of fiscal  1994 and fiscal  1993.  Within  the food products segment, wholesale sales of soft serve frozen yogurt mix increased 2 percent during the second quarter of fiscal 1994 from the same quarter in fiscal 1993. This is attributed to a greater number of non-traditional locations open during the second quarter of fiscal 1994 compared to the same period in fiscal 1993. This increase was partially offset by a reduction in the number of traditional "TCBYR" stores (Company-owned and franchised stores) open during the second quarter of fiscal 1994 along with a reduction in the average amount of yogurt purchased by those stores. The Company expects a continuation of growth in the number of non-traditional locations during the remainder of fiscal 1994, and the general stabilization of the combined number of franchised and Company-owned stores.

For the first six months, sales in the food products segment increased from $43.3 million in fiscal 1993 to $53.1 million in fiscal 1994. The food products segment represented 85 percent of the Company's total sales in the first six months of fiscal 1994 and 83 percent in fiscal 1993. Within the
food products  segment, wholesale  sales of  soft   serve  frozen yogurt  mix
decreased 2.5 percent during the first six months of fiscal 1994. This is attributed to a reduction in the number of traditional "TCBYR" stores open during the first six months of fiscal 1994 along with a reduction in the
average amount of  yogurt purchased by  those stores.   This reduction  was
partially offset by a greater number of non-traditional locations open during the first six months of fiscal 1994 compared to the same period in fiscal 1993 and the increase in sales for the second quarter of fiscal 1994 noted above.

The table below sets forth location activity for the second quarter and first six months of fiscal 1994 and 1993.






                               FRANCHISED        COMPANY     NON-TRADITIONAL
                                 STORES          STORES         LOCATIONS         TOTAL
                             1994     1993    1994    1993    1994    1993     1994   1993
For the second quarter:
  Locations open at
    beginning of period      1,345    1,372    119     148   1,034     421     2,498  1,941
  Opened/Added                   9       15      0       0     136     221       145    236
  Closed                       (16)     (14)    (2)     (1)    (53)    (11)      (71)   (26)
  Net locations purchased
    (sold) between fran-
    chisees and Company          3      10     (3)    (10)      0       0         0      0

  Locations open at
    May 31                   1,341    1,383    114     137     1,117   631     2,572   2,151
                            ================================================================






                                         Sequential Page No. 10

                             PAGE 11

                               FRANCHISED        COMPANY     NON-TRADITIONAL
                                 STORES          STORES         LOCATIONS         TOTAL
                             1994     1993    1994    1993    1994    1993     1994   1993
For the first six months:
  Locations open at
    beginning of period      1,364    1,401    121     147     989     292     2,474  1,840
  Opened/Added                  20       30      0       1     219     353       239    384
  Closed                       (47)     (58)    (3)     (1)    (91)    (14)     (141)   (73)
  Net locations purchased
    (sold) between fran-
    chisees and Company          4       10    (4)    (10)      0       0         0      0
  Locations open at
    May 31                   1,341    1,383    114     137     1,117   631     2,572   2,151
                            ================================================================






Included in  locations open  are  140 and  125  "TCBY"R stores  closed  for
relocation  or  for  the  season  at  May  31,  1994  and  May  31,   1993,
respectively.

Sales by Company-owned stores declined 20 percent during the second quarter of fiscal 1994 as compared to the same period in fiscal 1993. Sales by Company-owned stores declined 22 percent during the first six months of fiscal 1994 as compared to the same period in fiscal 1993. These declines result primarily from a reduction of Company-owned stores operated during the periods and a decline in same store sales for Company-owned stores described below. The Company expects the number of Company-owned stores to stabilize during fiscal 1994. However, the Company will continue to evaluate opportunities to refranchise stores.

Sales of yogurt to the retail grocery trade increased 249 percent during the second quarter of fiscal 1994 as compared to the second quarter of fiscal 1993. Sales of yogurt to the retail grocery trade increased 254 percent during the first six months of fiscal 1994 as compared to the first six months of fiscal 1993. This increase is a result of expanded geographic distribution of both "hardpack" frozen and "traditional style" refrigerated yogurt products. The Company plans to continue to expand the distribution of yogurt products in the retail grocery trade during the remainder of fiscal 1994.

Sales from the Company's equipment segment include (i) sales from the distribution of equipment to the food service industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment increased 33 percent during the second quarter of fiscal 1994 from $4.0 million in fiscal 1993 to $5.3 million in fiscal 1994. Sales by the equipment segment represented 13 percent of the Company's total sales during the second quarter of fiscal 1994 and fiscal 1993. This increase in sales results primarily from increased sales by the Company's equipment distributor due to sales of equipment packages to international franchisees and inclusion of a full quarter of sales for AIMCO Equipment Company, which was acquired in April 1993.

                                         Sequential Page No. 11

Sales in the equipment segment increased 7 percent for the first six months in fiscal 1994 from $8.1 million in fiscal 1993 to $8.7 million in fiscal 1994. Sales by the equipment segment represented 14 percent of the
Company's total sales during the first six months of fiscal 1994 as compared to 16 percent during fiscal 1993. The increase in sales results primarily from increased sales in fiscal 1994 over the prior year by the Company's equipment distributor due to sales of equipment packages to international franchisees and inclusion of a full six months of sales for AIMCO Equipment Company which was acquired in April 1993. The increase was partially offset by the completion in the second quarter of 1993 of an $11 million contract with a foreign government that was accounted for on a





percentage-of-completion basis.    The  Company's  equipment  manufacturing
subsidiary has not entered into any additional contracts of this magnitude.

Combined same store sales (the comparison of fiscal 1994 individual traditional "TCBYR" store sales with sales by the same stores operating during the same period of fiscal 1993) increased 4 percent in the second
quarter of  fiscal  1994.    Same  store  sales  for  Company-owned  stores
decreased 4 percent and franchised stores increased 5 percent in the second quarter of fiscal 1994. Combined same store sales increased 1 percent in
the first six months  of fiscal 1994.   Same store sales for  Company-owned
stores decreased 3 percent and franchised stores increased 2 percent in the
first six mon    ths of fiscal  1994.  The  overall improvement in  same store sales in the quarter and for the six month period reflects the Company's continuing efforts to increase sales through national and local media
advertising, menu extensions, store decor  upgrades and relocations.   Same
store sales for Company-owned stores continued to decline in the second quarter primarily due to poor sales results in the Dallas market which
contains approximately 35%  of the  Company-owned stores.   The decline  in
sales in the Dallas market is primarily the result of a difficult competitive environment. The Company plans to increase its local marketing
effort and update the decor and menu in several of its Dallas stores.   The
restaurant industry continues  to be  highly competitive.   The Company  is
continuing its  efforts to  improve  same store  sales through  a  national
television  advertising  campaign   that  will  run   through  June,   menu
extensions, local media advertising, store decor upgrades and relocations. Even with the successful implementation of these programs, same store sales may decline and store closings may occur.

The ratio of cost of sales to sales was 59.5 percent for the second quarter of fiscal 1994 as compared to 52.6 percent for the second quarter of fiscal 1993. The increase in the cost of sales to sales ratio is attributed primarily to a change in sales mix and increased milk prices. The sales mix within the food products segment changed with retail sales through Company-ow ned stores declining while wholesale sales to the retail grocery trade and private label customers, which are



                                         Sequential Page No. 12
made at a hhigher  cost of sales  to sales ratio, increased.   The ratio  of
cost of sales to sales for the food products segment and equipment segment in the second quarter of fiscal 1994 was 56.6 percent and 80.4 percent, respectively, compared to 48.7 percent and 81.7 percent, respectively, in the second quarter of fiscal 1993. A major component of the Company's cost of sales of food products is milk. Average milk prices for the second quarter of  fiscal 1994 were  14% higher than  prices in the  second
quarter of fiscal 1993.   Average milk prices  are expected to decrease  in
the third quarter of fiscal 1994 with an expected increase in milk supply.





The ratio of cost of sales to sales was 59.3 percent for the first six months of fiscal 1994 as compared to 53.4 percent for the first six months of fiscal 1993. The ratio of cost of sales to sales for the food products segment and equipment segment in the first six months of fiscal 1994 was
56.6 percent and 78.7   percent, respectively, compared to  48.8 percent and
81.0 percent, respectively, in the first six months of fiscal 1993.

Franchising revenues consist of initial franchise and license fees and royalty income. In the second quarter of fiscal 1994, initial franchise and license fees increased 74 percent and royalty income increased 12 percent from fiscal 1993. In the first six months of fiscal 1994, initial franchise and license fees increased 26 percent and royalty income increased 7 percent from fiscal 1993. The increase in franchise and license fees results primarily from increased domestic and international franchising activity. The increase in royalty income results from increased international franchise activity and the increased number of non-traditional locations. These increases were partially offset by a decrease in domestic royalties as a result of the decreased yogurt sales noted above.

Selling, general and administrative (SG&A) expenses increased 4 percent in the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993. This increase is due primarily to (i) an increase in expenses (e.g., hiring of additional salespersons and administrative staff and increasing selling costs due to the increasing sales volume) incurred by the Company in an effort to expand the geographic distribution of the Company's yogurt products within the retail grocery trade and the continued development of non-traditional locat ions, and (ii) an increase in expenses related to the operation of AIMCO. The increase referred to above was partially offset by a reduction in the number of Company-owned stores operating during the second quarter of fiscal 1994 (see location activity schedule above) which results in a decrease in the amount of total operating expenses within Company-owned stores. As a percentage of combined sales and franchising revenues, SG&A expenses were 33 percent and 40 percent for the second quarter of fiscal 1994 and 1993, respectively. The Company plans to continue the development of sales opportunities in non-traditional locations and the retail grocery trade. This will result in increased sales personnel and selling costs.

                                         Sequential Page No. 13

Selling, general and administrative (SG&A) expenses were even in the first six months of fiscal 1994 compared to the first six months of fiscal 1993. As a percentage of combined sales and franchising revenues, SG&A expenses were 39 percent and 46 percent for the first six months of fiscal 1994 and 1993, respectively.

Interest expense decreased approximately $82,000  in the second quarter  of
fiscal 1994  compared to  the  second quarter  o   f fiscal  1993.   Interest
expense decreased approximately $154,000 in the first six months of fiscal 1994 compared to the same period of fiscal 1993. These decreases are due to a reduction in the principal balances of outstanding long-term debt and a reduction in the average interest rate paid.

Interest income decreased approximately $98,000 in the second quarter of fiscal 1994 compared to the same period of fiscal 1993. Interest income decreased approximately $157,000 in the first six months of fiscal 1994 compared to the same period of fiscal 1993. These decreases are due to reductions in the outstanding balances and yields on interest earning assets.

Income taxes as a percentage of income before income taxes was 34.8 percent in the second quarter and first six months of fiscal 1994. This approximates the effective rate recorded for the comparable periods in fiscal 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approximately $10.8 million from November 30, 1993. This decrease resulted primarily from (i) an increase in trade accounts receivable and other assets (i.e., slotting fees), primarily attributed to the normal increase in these accounts in the first an d second quarters along with expansion into the Private Label and Retail Grocery Trade markets, (ii) purchases of property, plant and equipment, including the purchase of the building previously being leased by AIMCO and various construction projects; the construction of Treat Express Units, modular units designed to enter markets which cannot support a full size store ($881,000); reconfiguration of the vault refrigeration system ($506,000) and modifications to the novelty products equipment line at the production facility in Dallas, Texas ($447,000); and the construction of new stores, and (iii) cash dividends of ten cents per share or $2.5 million paid in fiscal 1994. Although inventories also increased, the offset was an increase in accrued expenses instead of a decrease in cash and short-term investments.
In June 1994, the Board of Directors authorized the Executive Committee to spend up to $7 million on capital expenditures on various projects designed to expand the production capabilities
                                         Sequential Page No. 14

                             PAGE 15
of  "hardpack"  frozen  yogurt  products  at  the  Company's  manufacturing
facility in Dallas, Texas.   Funding for the  various projects may be  made
f      rom internal  working capital  or  through bank  financing, with  a final determination to be made at a later date. No commitments or expenditures have been made for any of the proposed projects at this time.

e.





On May 31, 1994, working capital was $41.3 million compared to $44.1 million on November 30, 1993. The current ratio was 4.54 to 1.0 on May 31, 1994 and 5.99 to 1.0 on November 30, 1993.

The long-term debt to equity ratio was .10 to 1.0 at May 31, 1994 and .11 to 1.0 at November 30, 1993. The Company has a tangible net worth of $96.7 million at May 31, 1994.

On June 10, 1994, the Company's Board of Directors declared a five cents per share dividend payable on July 6, 1994 to the stockholders of record on June 21, 1994. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.



                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Annual Meeting of Shareholders was held April 14, 1994.

c) The only matter voted upon was the uncontested election of directors. A total of 22,625,398 shares were present or represented at the meeting. Abstentions and withholdings of votes constituted the differences between the total shares voted for each director and the total shares voting. All individuals nominated as directors of the corporation were elected with the following number of votes:

          Frank D. Hickingbotham            22,281,648
          Herren C. Hickingbotham           22,292,536
          William H. Bowen                  22,298,649
          Daniel R. Grant                   22,297,349
          F. Todd Hickingbotham             22,296,324
          Don O'Neal Kirkpatrick            22,303,698
          Gale Law                          22,304,452
          Marvin D. Loyd                    22,299,224
          Hugh H. Pollard                   22,305,232



                                         Sequential Page No. 15

                             PAGE 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K





          a)  Exhibits

              28(a) -  Press release,  dated April  4, 1994,  "David  Evans
              Joins TCBY  as Senior  VP of  Foodservice Sales;  Mark  Rikal
              Joins TCBY as Senior VP of National Accounts"

              28(b) - Press release, dated April 14, 1994, "TCBY Names  Jim
              Sahene President and COO Replacing Charlie Cocotas"

              28(c) - Press  release, dated June  10, 1994, "TCBY  Declares
              Cash Dividend"

              28(d) - Press release, dated June 16, 1994 "TCBY Reports  51%
              Increase in Net Income for the First Half of Fiscal 1994"

          b) The Company did not file any reports on Form 8-K during the three months ended May 31, 1994.


































                                         Sequential Page No. 16

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  07/12/94                    /s/ Frank D. Hickingbotham
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  07/12/94                    /s/ Gale Law
                                   Gale Law,
                                   Senior Vice President,
                                   Chief Financial Officer













                                          Sequential Page No. 17