Form 10-Q
period 1994-08-31
TCBY ENTERPRISES INC
filed 1994-10-14
CIK 740693

PAGE 1



        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1994

                               OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 1-10046


                       TCBY ENTERPRISES, INC.
       (Exact name of registrant as specified in its charter)


Delaware                                       71-0552115
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


425 West Capitol Avenue, Little Rock, AR                 72201
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


                                       Yes _X_   No ___


On September 30, 1994 there were 25,594,264 shares of the registrant's common stock outstanding.



                                     Sequential Page No. 1

                             PAGE 2

                        TABLE OF CONTENTS
Part I.   FINANCIAL INFORMATION                                  Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          August 31, 1994 and November 30, 1993                   3

          Consolidated Statements of Income
          Quarter and Nine months ended
          August 31, 1994 and 1993                                5

          Consolidated Statements of Cash Flows
          Nine months ended August 31, 1994 and 1993              6

          Notes to Consolidated Financial Statements
          August 31, 1994                                         7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                      15

Item 6.   Exhibits and Reports on Form 8-K                       15


SIGNATURES                                                       16






















                                          Sequential Page No. 2

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              August 31,        November 30,
                                                1994               1993
                                             ____________       ____________
CURRENT ASSETS
 Cash and cash equivalents                  $  5,709,845       $ 10,167,074
 Short-term investments                        8,669,213         14,826,289
 Receivables:
  Trade accounts                              20,821,696         10,859,638
  Notes                                        2,229,671          2,577,182
  Allowance for doubtful accounts
   and notes                                    (400,381)          (650,547)
                                            _____________      _____________
                                              22,650,986         12,786,273

 Refundable income taxes                            -               487,394
 Deferred income taxes                           611,914            611,914
 Inventories                                  13,775,945         11,476,837
 Prepaid expenses and other assets             3,528,858          2,539,461
                                            _____________      _____________
   TOTAL CURRENT ASSETS                       54,946,761         52,895,242

PROPERTY, PLANT AND EQUIPMENT
 Land                                          4,127,523          3,879,175
 Buildings                                    23,208,174         22,519,574
 Furniture, vehicles and equipment            51,817,157         49,932,263
 Leasehold improvements                        9,812,560         11,020,257
 Construction in progress                      5,161,490            743,493
 Allowances for depreciation
  and amortization                           (38,484,049)       (34,179,906)
                                            _____________      _____________
                                              55,642,855         53,914,856

OTHER ASSETS
 Notes receivable, less current portion
  (less allowance for doubtful notes
  1994 - $934,224; 1993 - $1,517,943)          8,648,879         10,146,885
 Intangibles (less amortization
  1994 - $3,772,528; 1993 - $2,705,816)        5,926,313          6,122,354
 Other                                         9,608,086          5,611,799
                                            _____________      _____________
                                              24,183,278         21,881,038
                                            _____________      _____________
   TOTAL ASSETS                             $134,772,894       $128,691,136
                                            =============      =============

See notes to consolidated financial statements.


                                                 Sequential Page No. 3

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              August 31,         November 30,
                                                1994                 1993
                                            ____________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                           $  1,572,500       $  1,199,737
 Accrued expenses                              5,970,904          5,276,677
 Income taxes payable                          2,660,322               -
 Deferred franchise fee income                   366,984            265,227
 Current portion of long-term debt             2,092,841          2,092,761
                                            _____________      _____________
   TOTAL CURRENT LIABILITIES                  12,663,551          8,834,402

LONG-TERM DEBT, less current portion           9,913,777         11,486,736

DEFERRED INCOME TAXES                          3,138,784          3,138,784

COMMITMENTS AND CONTINGENCIES                       -                  -

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued-
  1994 - 26,848,933; 1993 - 26,804,385         2,684,893          2,680,439
 Additional paid-in capital                   24,480,234         24,255,981
 Retained earnings                            91,302,854         87,705,993
                                            _____________      _____________
                                             118,467,981        114,642,413

Less treasury stock, at cost
 (1,317,069 shares in 1994 and 1993)          (9,411,199)        (9,411,199)
                                            _____________      _____________
                                             109,056,782        105,231,214
                                            _____________      _____________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $134,772,894       $128,691,136
                                            =============      =============

See notes to consolidated financial statements.


                                                 Sequential Page No. 4

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Quarter Ended                   Nine Months Ended
                                  August 31,                         August 31,
                            1994             1993               1994            1993
                         ____________     ____________      _____________   _____________
Sales                    $46,691,476      $33,824,848       $108,878,526    $ 85,923,279
Cost of sales             27,105,673       17,541,107         63,990,315      45,346,145
                         ____________     ____________      _____________   _____________
  GROSS PROFIT            19,585,803       16,283,741         44,888,211      40,577,134

Franchising revenues:
 Initial franchise and
  license fees               284,128          112,000          1,017,828         695,500
 Royalty income            3,699,076        3,289,250          8,379,169       7,652,544
                         ____________     ____________      _____________   _____________
  Total franchising
  revenues                 3,983,204        3,401,250          9,396,997       8,348,044
                         ____________     ____________      _____________   _____________
                          23,569,007       19,684,991         54,285,208      48,925,178

Selling, general and
 administrative expenses  16,825,023       13,925,011         43,160,108      40,269,627
                         ____________     ____________      _____________   _____________
                           6,743,984        5,759,980         11,125,100       8,655,551

Interest expense            (173,287)        (192,631)          (482,411)       (655,331)
Interest income              208,137          322,326            726,049         997,458
Other income (expense)        41,643          246,160            (38,099)        125,422
                         ____________     ____________      _____________   _____________
                              76,493          375,855            205,539         467,549
                         ____________     ____________      _____________   _____________
  INCOME BEFORE
  INCOME TAXES             6,820,477        6,135,835         11,330,639       9,123,100

Income taxes:
 Current                   2,340,886        1,674,653          3,909,070       2,713,325
 Deferred                       -             458,778              -             458,778
                         ____________     ____________      _____________   _____________
                           2,340,886        2,133,431          3,909,070       3,172,103
                         ____________     ____________      _____________   _____________
  NET INCOME             $ 4,479,591      $ 4,002,404       $  7,421,569    $  5,950,997
                         =============    =============     =============   =============

  NET INCOME PER SHARE   $      0.18      $      0.16       $      0.29     $      0.23
                         =============    =============     =============   =============

Average shares
 outstanding              25,518,767       25,625,837         25,501,297      25,635,158
                         =============    =============     =============   =============
Cash dividends paid
per share                $      0.05      $      0.05       $      0.15     $      0.15
                         =============    =============     =============   =============
See notes to consolidated financial statements.


                                                  Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Nine Months Ended
                                                             August 31,
                                                        1994              1993
                                                    _______________________________
OPERATING ACTIVITIES
Net Income                                          $  7,421,569      $  5,950,997
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                        6,308,485         5,827,401
  Amortization of intangibles                            468,848           400,232
  Provision for doubtful accounts                        901,708           831,537
  Provision for deferred income taxes                       -              458,778
  Loss on disposal of property and equipment             315,465            37,897
Changes in operating assets and liabilities:
  Accounts receivable                                (11,697,651)       (6,439,281)
  Inventories                                         (2,299,108)         (151,408)
  Prepaid expenses                                      (989,397)          136,377
  Intangibles and other assets                        (4,957,338)       (2,503,437)
  Accounts payable and accrued expenses                1,066,990         1,117,450
  Deferred revenues                                      101,757          (184,036)
  Income taxes                                         3,147,716         1,627,052
                                                    _____________     _____________

  NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                                 (210,956)        7,109,559

INVESTING ACTIVITIES
 Purchases of property, plant and equipment           (8,260,222)       (5,377,577)
 Proceeds from sale of property and equipment            596,517         1,526,079
 Origination of notes receivable                      (1,297,530)       (1,217,583)
 Principal collected on notes receivable               3,726,766         2,557,089
 Purchases of short-term investments                  (4,384,779)      (17,144,501)
 Proceeds from sale of short-term investments         10,541,855        18,180,353
                                                    _____________     _____________
  NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                  922,607        (1,476,140)
FINANCING ACTIVITIES
 Proceeds from long-term borrowings                         -           14,622,357
 Proceeds from sales of common stock                     228,707            99,289
 Dividends paid                                       (3,824,708)       (3,838,575)
 Purchases of treasury stock                                -             (708,643)
 Retirement of long-term debt                         (1,572,879)      (17,327,344)
                                                    _____________     _____________
  NET CASH USED IN FINANCING ACTIVITIES               (5,168,880)       (7,152,916)
                                                    _____________     _____________
Decrease in cash and cash equivalents                 (4,457,229)       (1,519,497)
Cash and cash equivalents at beginning of period      10,167,074        17,055,288
                                                    _____________     _____________
  CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  5,709,845      $ 15,535,791
                                                    =============     =============

See notes to consolidated financial statements.
ments.
                                                      Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 1994


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


NOTE B -- RECLASSIFICATIONS

Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

NOTE C -- INVENTORY

                                  August 31,      November 30,
                                     1994             1993
                                  ___________     ___________
Manufacturing materials and
  supplies                        $ 4,157,109     $ 3,775,732

Finished yogurt products and
  other food products               4,832,981       3,281,552

Equipment and other products        4,785,855       4,419,553
                                  ___________     ___________
                                  $13,775,945     $11,476,837
                                  ===========     ===========













                                         Sequential Page No. 7

NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                   August 31,     November 30,
                                      1994            1993
                                  ____________    ____________
Rent                              $   859,218     $ 1,031,718

Compensation                        1,755,680       1,714,336

Other                               3,356,006       2,530,623
                                  ___________     ___________
                                  $ 5,970,904     $ 5,276,677
                                  ===========     ===========


NOTE E -- CONTINGENCIES

A purported investor in a former franchisee has claimed approximately $26 million in trebled damages, plus costs and prejudgment interest, from the former franchisee for alleged fraudulent acts. The compensatory damages requested are $8.7 million. The Company has also been named in this suit as a defendant and has cross-claimed the former franchisee. The Company believes the plaintiff's claims against the Company to be without merit, and the Company is vigorously contesting the suit.

Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.









                                         Sequential Page No. 8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total sales for the third quarter of fiscal 1994 increased 38 percent from sales for the third quarter of fiscal 1993. Total sales for the first nine months of fiscal 1994 increased 27 percent from sales for the first nine months of fiscal 1993.

The following table sets forth sales by category within the Company's primary segments of operation:





                             Quarter Ended August 31            Nine Months Ended August 31
                                 % of                % of              % of               % of
                       1994      Sales     1993      Sales    1994     Sales     1993     Sales
                      ______     _____    ______     _____   ______    _____    ______    _____
Food Products:
 Yogurt sales to
  Martin-Brower and
  other food service
  distributors        $18,132     39%     $16,989     50%   $ 42,533    39%     $42,027    49%
 Retail sales by
  Company-owned
  stores                6,950     15%       8,314     25%     17,223    16%      21,432    25%
 Yogurt sales to the
  retail grocery
  trade                16,191     35%       3,791     11%     34,570    32%       8,981    10%
                      _______    _____    _______    _____  ________   _____    _______   _____
                       41,273     89%      29,094     86%     94,326    87%      72,440    84%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      4,123    9%      2,564    7%   11,115   10%     6,809    8%
 Sales of manufac-
  tured specialty
  vehicles              1,063      2%       1,935      6%      2,783     2%       5,828     7%
                      _______    _____    _______    _____  _______    _____    _______   _____
                        5,186     11%       4,499     13%     13,898    12%      12,637    15%
Other                     232      0%         232      1%        655     1%         846     1%
                      _______    _____    _______    _____  ________   _____    _______   _____
Total Sales           $46,691    100%     $33,825    100%   $108,879   100%     $85,923   100%
                      =======    ====     =======    ====   ========   =====    =======   =====





($ rounded to nearest thousand)


Sales from the Company's food produc ts segment include (i) wholesale sales of frozen yogurt products to The Martin-Brower Company, which distributes yogurt and other products to TCBY locations, and to other food service distributors, which distribute to non-traditional locations such as airports, on-premises business cafeterias, hospitals, sporting arenas, toll road plazas, etc., (ii) retail sales of yogurt and related

                                         Sequential Page No. 9
food items by Company-owned stores, and (iii) sales of "hardpack" frozen yogurt and refrigerated "traditional style" yogurt for distribution to
retail groceries.    Third  quarter  sales in  the  food  products  segment
increased from $29.1 million in fiscal 1993 to $41.3 million in fiscal 1994. The food products segment represented 89 percent of the Company's total sales in the third quarter of fiscal 1994 and 86 percent in the third
quarter of fiscal  1993.   For the  first nine  months, sales  in the  food
products segment increased from $72.4 million in fiscal 1993 to $94.3 million in fiscal 1994. The food products segment represented 87 percent of the Company's total sales in the first nine months of fiscal 1994 and 84 percent in fiscal 1993. Within the food products segment, wholesale sales of soft serve frozen yogurt mix increased 7 pe rcent during the third quarter of fiscal 1994 and increased 1 percent during the first nine months of fiscal 1994 from the same periods in fiscal 1993. These increases are due to a greater number of non-traditional locations operating during the fiscal 1994 periods compared to the same periods in fiscal 1993 and, for the nine month period, was partially offset by a reduction in the number of traditional "TCBY" stores (Company-owned and franchised stores) in operation. The Company expects a continuation of growth in the number of non-traditional locations during the remainder of fiscal 1994. While the Company experienced a stabilization in the combined number of franchised and Company-owned stores operating in the third quarter, the Company may experience a decline in operating stores during the remainder of fiscal 1994.

The table below sets forth location activity for the third quarter and first nine months of fiscal 1994 and 1993.






                               FRANCHISED        COMPANY     NON-TRADITIONAL
                                 STORES          STORES         LOCATIONS         TOTAL
                             1994     1993     1994    1993   1994     1993     1994   1993
                             _____    _____    ____    ____  ______    ____    ______ ______
For the third quarter:
  Locations at
    beginning of period      1,341    1,383    114     137   1,117     631     2,572  2,151
  Opened/Added                  54       15      1       0     170     188       225    203
  Closed                       (24)     (22)   (15)     (2)    (26)    (11)      (65)   (35)
  Net locations purchased
    (sold) between fran-
    chisees and Company          1        3     (1)     (3)      0       0         0      0
                             _____    _____    ____    ____  ______    ____    ______ ______
  Locations at
    August 31                1,372    1,379     99     132   1,261     808     2,732   2,319
                            ======    =====    ====    ====  ======    ====    ====== ======






                                         Sequential Page No. 10

                             PAGE 11

                               FRANCHISED        COMPANY     NON-TRADITIONAL
                                 STORES          STORES         LOCATIONS         TOTAL
                              1994     1993    1994    1993    1994    1993     1994   1993
                             ______   ______   ____    ____   ______   ____    ______ ______
For the first nine months:
  Locations at
    beginning of period      1,364    1,401    121     147      989    292     2,474  1,840
  Opened/Added                  74       45      1       1      389    541       464    587
  Closed                       (71)     (80)   (18)     (3)    (117)   (25)     (206)  (108)
  Net locations purchased
    (sold) between fran-
    chisees and Company          5       13     (5)    (13)       0      0         0      0
                             ______   ______   ____    ____   ______   ____    ______ ______
  Locations at
    August 31                1,372    1,379     99     132    1,261    808     2,732  2,319
                            ================================================================







Included in total locations above are 122 and 115 "TCBY" stores closed for relocation or for the season at August 31, 1994 and August 31, 1993, respectively.

Sales by Company-owned stores declined 16 percent during the third quarter of fiscal 1994 as compared to the same period in fiscal 1993. Sale s by Company-owned stores declined 20 percent during the first nine months of fiscal 1994 as compared to the same period in fiscal 1993. These declines result primarily from a reduction of Company-owned stores operated during the periods including the closing of 6 stores in Ohio, 4 stores in Georgia, and 5 stores in other markets. The Company expects the number of Company-owned stores to stabilize at approximately 90 stores by the end of fiscal 1994. However, the Company will continue to evaluate opportunities to refranchise stores.

Sales of yogurt to the retail grocery trade increased 327 percent during the third quarter of fiscal 1994 as compared to the third quarter of fiscal 1993. Sales of yogurt to the retail grocery trade increased 285 percent during the first nine months of fiscal 1994 as compared to the first nine months of fiscal 1993. This increase is a result of expanded geographic distribution of both "hardpack" frozen and "traditional style" refrigerated yogurt products. The Company plans to continue to expand the distribution of yogurt products in the retail grocery trade during the remainder of fiscal 1994.

Sales from the Company's equipment segment include (i) sales from the distribution of equipment to the food service industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment increased 15 percent during the third quarter of fiscal 1994 from $4.5 million in fiscal 1993 to $5.2 million in fiscal 1994. Sales by the equipment segment
                                         Sequential Page No. 11
represented 11 percent and 13 percent of the Company's total sales during the third quarter of fiscal 1994 and fiscal 1993, respectively. This increase in sales results primarily from increased sales by the Company's equipment distributor due to sales of equipment packages to international franchisees.

Sales in the equipment segment increased 10 percent for the first nine months in fiscal 1994 from $12.6 million in fiscal 1993 to $13.9 million in fiscal 1994. Sales by the equipment segment represented 12 percent of the Company's total sales during the first nine months of fiscal 1994 as compared to 15 percent during fiscal 1993. The increase in sales by the Company's equipment distributor is primarily due to sales of equipment packages to international franchisees and inclusion of a full nine months of sales for AIMCO Equipment Company, which was acquired in April 1993. The increase was partially offset by the completion in the second quarter of 1993 of an $11 million contract with a foreign government that was accounted for on a percentage-of-completion basis. The Company's equipment manufacturing subsidiary has not entered into any additional contracts of this magnitude.


Combined same store sales (the comparison of fiscal 1994 individual traditional "TCBY" store sales with sales by the same stores operating during the same period of fiscal 1993) increased 6 percent in the third quarter of fiscal 1994. Same store sales for Company-owned stores increased 2 percent and franchised stores increased 7 percent in the third quarter of fiscal 1994. Combined same store sales increased 3 percent in the first nine months of fiscal 1994. Same store sales for Company-owned stores decreased 1 percent and franchised stores increased 4 percent in the first nine months of fiscal 1994. The overall improvement in same store sales in the quarter and for the nine month period reflects the Company's continuing efforts to increase sales through national media advertising (ended June 1994) and local media advertising, menu extensions, store decor upgrades and relocations. The restaurant industry continues to be highly competitive. Even with the implementation of these programs, same store sales may decline and store closings may occur.

The ratio of cost of sales to sales was 58 percent for the third quarter of fiscal 1994 as compared to 52 percent for the third quarter of fiscal 1993.
The ratio of cost of sales to sales for the food products segment and equipment segment in the third quarter of fiscal 1994 was 56 percent and 81 percent, respectively, compared to 49 percent and 74 percent, respectively, in the third quarter of fiscal 1993. The increase in the cost of sales to sales ratio is attributed primarily to a change in sales mix. Retail sales through Company-owned stores declined while wholesale sales to the grocery trade and private label customers (which are made at a higher cost of
sales to sales ratio) increased.    A  major component of the Company's cost of
sales of food products is milk. Average milk prices are expected to increase in the fourth quarter of fiscal 1994 over the same period in fiscal 1993.
The cost of sales to sales ratio for the equipment segment increased due to an increase in sales for equipment with lower gross profit margins.

The ratio of cost of sales to sales was 59 percent for the first nine months of fiscal 1994 as compared to 53 percent for the first nine months of fiscal 1993. The ratio of cost of sales to sales for the food products segment and equipment segment in the first nine months of fiscal 1994 was 56 percent and 80 percent, respectively, compared to 49 percent and 79 percent, respectively, in the first nine months of fiscal 1993. The changes in the cost of sales ratios for the nine month period are for the same reasons as noted above for the third quarter.

Franchising revenues consist of initial franchise and license fees and royalty income. In the third quarter of fiscal 1994, initial franchise and license fees increased 154 percent and royalty income increased 12 percent from fiscal 1993. In the first nine months of fiscal 1994, initial franchise and license fees increased 46 percent and royalty income increased 9 percent from fiscal 1993. The increase in franchise and license fees results primarily from domestic and international franchising activity. The increase in royalty income results from international franchise activity and a higher number of non-traditional locations.

Selling, general and administrative (SG&A) expenses increased 21 percent in the third quarter of fiscal 1994 compared to the third quarter of fiscal
1993. This increase is due primarily to an increase in expenses (e.g., hiring of additional salespersons and administrative staff and higher selling costs such as consumer marketing expenses, trade allowances, and brokerage fees due to the growth in sales volume achieved by the Company in an effort to expand the geographic distribution of the Company's yogurt products within the retail grocery trade) and the continued development of non-traditional locations. The increase referred to above was partially offset by a reduction in the number of Company-owned stores operating during the third quarter of fiscal 1994 (see location activity schedule above) which results in a decrease in the amount of total operating expenses within Company-owned stores. As a percentage of combined sales and franchising revenues, SG&A expenses were 33 percent and 37 percent for the third quarter of fiscal 1994 and 1993, respectively. The Company plans to continue the development of sales opportunities in non-traditional locations and the retail grocery trade. As a result of this plan and as a response to increased competitive activity, this will result in increased selling costs in the remainder of fiscal 1994.

Selling, general and administrative expenses increased 7 percent in the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993 for the same reasons as noted
                                         Sequential Page No. 13
above for the third quarter. As a percentage of combined sales and franchising revenues, SG&A expenses were 36 percent and 43 percent for the first nine months of fiscal 1994 and 1993, respectively.

Interest expense decreased approximately $19,000 in the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993. Interest expense decreased approximately $173,000 in the first nine months of fiscal 1994 compared to the same period of fiscal 1993. These decreases are due to a reduction in the principal balances of outstanding long-term debt. In future periods, interest costs may increase as funds are borrowed to finance the expansion of the Company's yogurt manufacturing facility, which is discussed in greater detail below.

Interest income decreased approximately $114,000 in the third quarter of fiscal 1994 compared to the same period of fiscal 1993. Interest income decreased approximately $271,000 in the first nine months of fiscal 1994 compared to the same period of fiscal 1993. These decreases are due to reductions in the outstanding balances of interest earning assets.





Income taxes as a percentage of income before income taxes was 34 percent in the third quarter and first nine months of fiscal 1994. This approximates the effective rate recorded for the comparable periods in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approximately $ 4.5 million from November 30, 1993 to August 31, 1994. This decrease resulted primarily from (i) an increase in trade accounts receivable and other assets (e.g., slotting fees paid), primarily attributed to the seasonal increase in these accounts along with expansion into the Private Label and Retail Grocery Trade markets, (ii) purchases of property, plant and equipment, including the purchase of the
building  previously  being  leased  by  AIMCO  and  various   construction
projects; the construction of modular Treatt EExxpress Units; reconfiguration of the vault refrigeration system and modifications to the novelty products equipment line at the production facility in Dallas, Texas; and the construction of new and relocated Company-owned stores, and (iii) cash dividends of fifteen cents per share or $3.8 million paid in fiscal 1994.

The Board of Directors authorized the Executive Committee to spend up to $7.5 million on capital expenditures on various projects designed to expand the production capabilities of "hardpack" frozen yogurt products at the Company's manufacturing facility in Dallas, Texas. Long term bank financing is expected to be utilized to fund the various projects related to this expansion. Commitments or expenditures have been made for approximately $3 million related to this project.
                                         Sequential Page No. 14

On August 31, 1994, working capital was $42.3 million compared to $44.1 million on November 30, 1993. The current ratio was 4.34 to 1.0 on August 31, 1994 and 5.99 to 1.0 on November 30, 1993.

The long-term debt to equity  ratio was .09 to 1.0  at August 31, 1994  and
.11 to 1.0 at November 30, 1993.   The Company has a tangible net worth  of
$103.1 million at August 31, 1994.

On September 15, 1994, the Company's Board of Directors declared a five cents per share dividend payable on October 11, 1994 to the stockholders of record on September 26, 1994. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.


                  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

              27 - Article 5, Financial Data Schedule for the Third Quarter Fiscal 1994 10-Q

                  99(a) - Press release, dated September 15, 1994, "TCBY Reports Net Income and Revenues Up 25% Year-To-Date, Board Declares Dividend"

                 99(b) - Press release, dated September 16, 1994, "Terry Elliott Joins TCBY Enterprises As Senior VP of Corporate Development"

                  99(c) - Press release, dated September 20, 1994, "TCBY Enterprises, Inc. Announces $7.5 Million Expansion of Its Manufacturing Facility"

                  99(d) - Press release, dated September 28, 1994, "TCBY Enterprises, Inc. Announces Promotion of Gene Whisenhunt to Senior Vice President"

                  99(e) - Press Release, Dated September 28, 1994, "TCBY Enterprises, Inc. Announces Promotion of John Rogers to Senior Vice President"

              99(f) - Press Release, Dated September 30, 1994, "Gary Talley Joins TCBY Retail Division as VP of Sales"

          b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1994.

                                         Sequential Page No. 15

                           SIGNATURES
                           __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  10/12/94                   /s/ Frank D. Hickingbotham





                                  __________________________
                                  Frank D. Hickingbotham,
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  10/12/94                   /s/ Gale Law
                                  __________________________
                                   Gale Law,
                                   Senior Vice President,
                                   Chief Financial Officer



























                                          Sequential Page No. 16