Form 10-K
period 1994-11-30
TCBY ENTERPRISES INC
filed 1995-02-24
CIK 740693

Sequential Page No. 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-K

_x_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended November 30, 1994

_x_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________

Commission File No. 1-10046

                            TCBY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                        71-0552115
       (State of incorporation)   (I.R.S. Employer Identification No.)

     425 West Capitol Avenue - Suite 1100
     Little Rock, Arkansas                        72201
     (Address of principal executive offices)     (Zip Code)
     Registrant's telephone number                (501) 688-8229

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
____________________________       _________________________________________
Common stock, $.10 par value       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes __x__ No _____

The aggregate market value of common stock ($.10 par value) held by non-affiliates of the Registrant (see item 12 hereof) on January 1, 1995:
$79,950,000.


The number of shares of the Registrant's Common Stock ($.10 par value) outstanding as of January 1, 1995: 25,594,264.

                                        Sequential Page No. 2

DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Annual Report to Stockholders for the fiscal year ended November 30, 1994 are incorporated by reference into Parts I and II.

  Portions of the Proxy Statement for the annual meeting of stockholders to be held April 12, 1995 are incorporated by reference into Part III.

                                     PART I

Item 1.   BUSINESS

The Company manufactures and sells soft serve frozen yogurt, hardpack frozen yogurt, and novelty food products through Company-owned and franchised retail stores ("TCBY stores"), non-traditional locations (e.g., airports, schools, hospitals, and travel plazas), and the retail grocery trade (e.g., grocery stores and wholesale clubs). In addition, the Company markets refrigerated yogurt through the retail grocery trade and manufactures and sells equipment related to the foodservice industry. Industry segment data for the Company's two primary business segments, food products and equipment, for the years ended November 30, 1994, 1993, and 1992 included on pages 17 through 20 and pages 30 and 31 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.

The Company was incorporated under the laws of the State of Delaware on January 10, 1984 and is the successor to businesses which opened the first Company-owned TCBY store in September 1981 and first franchised TCBY stores in June 1982. Unless the context otherwise requires, the term "Company" includes TCBY Enterprises, Inc., its predecessors and its wholly owned consolidated subsidiaries. The Company's principal subsidiaries are: TCBY Systems, Inc.
(which markets, franchises and licenses domestic and international TCBY locations; operates certain domestic TCBY locations and sells yogurt and novelty products to the retail grocery trade); Americana Foods Limited Partnership (which manufactures and distributes yogurt and other frozen dessert products); Riverport Equipment and Distribution Company, Inc. which is composed of the Riverport Division (which sells and distributes restaurant equipment and supplies primarily to TCBY locations) and the AIMCO Division (which sells and distributes foodservice equipment and supplies primarily to customers outside of the TCBY system); and Carlin Manufacturing, Inc. (which manufactures special purpose vehicles and produces soft serve vending carts and kiosks).

FOOD PRODUCTS SEGMENT

TCBY Stores and Non-traditional Locations
The Company's food products are marketed as a treat, dessert, snack or light meal item. The domestic franchised, Company-owned, international licensed stores, and non-traditional locations operate under the name TCBY THE COUNTRY'S BEST YOGURT, and are referred to herein as TCBY locations.



On November 30, 1994 there were 2,801 TCBY locations, including 1,245 domestic franchised stores, 96 Company-owned stores, 141 international licensed stores, and 1,319 non-traditional locations. Information regarding TCBY location activity for fiscal 1994 and 1993 is incorporated by reference to the information contained in the table on page 17 to the Company's 1994 Annual Report to Stockholders.

                                        Sequential Page No. 3

The Company currently manufactures its TCBY brand of premium frozen yogurt. The frozen yogurt is served in a variety of ways, including cups, cones, sundaes, and shakes, and with a variety of toppings. TCBY locations also sell a changing variety of flavors of frozen yogurt, prepared and pre-made cakes and pies, and novelties from display freezer cases. A bakery program offering selected freshly baked cookies, muffins, brownies, and gourmet coffee is included in some of the domestic TCBY stores. The Company introduced the new "TCBY" Treats concept in 1994, which is optional for existing TCBY stores and generally required for new or relocated TCBY stores. The "TCBY" Treats concept features "TCBY" soft serve frozen yogurt, but adds "TCBY" hand-dipped frozen yogurt, hand-dipped premium ice cream, Paradise Ice shaved ice, frozen custard, and the "TCBY" bakery items.

Domestic Franchised Stores
TCBY domestic franchised stores are located primarily in shopping centers, free
standing locations, and shopping malls.   Generally, a TCBY store occupies  800
to 1,600 square feet and accommodates both carryout and in-store business.  The
Company  estimates  that  the  total   initial  investment  required  for   the
establishment of a franchised TCBY store ranges from approximately $113,500 to $341,900 ($91,000 to $114,000 for Express stores), excluding real property costs. These costs vary depending upon the size and location of the store.
This  investment  includes  construction  costs  and  leasehold   improvements,
equipment, furniture and signs, initial inventory and supplie s, opening expenses, initial working capital, and the appropriate initial franchise fee.

Franchises for TCBY stores are usually granted for a period of ten years with an option to renew for ten years at then current terms being offered by the Company. A franchisee pays an initial franchise fee and a royalty and service fee of 4% of its net revenues. In addition, a franchisee must contribute an amount not in excess of 3% of its net revenues to a separate national advertising fund which is used to promote TCBY products. Substantially all franchisees pay the continuing fees to the distributor for the TCBY franchise system, The Martin-Brower Company ("Martin-Brower"), a leading international foodservice distributor to restaurant chains, through a surcharge per case on frozen yogurt and certain other food purchases. Martin-Brower remits the surcharge to the Company on a weekly basis. The Company may spend in any fiscal year an amount greater or less than the aggregate contributions of "TCBY" stores to the Fund in that year and the Company may make loans to the Fund bearing reasonable interest to cover any deficits of the Fund and cause the Fund to invest any surplus for future use by the Fund.

The site of a franchised store is subject to Company approval. All food products as well as furniture, fixtures, and equipment used by a franchisee must conform to the Company's specifications and standards. The Company is the only approved supplier of frozen yogurt mix products. Prior to the opening of a franchised TCBY store, a franchisee must attend a ten day training program. A franchisee is required to maintain the confidentiality of the Company's trade secrets and is prohibited from engaging in competitive activities during the term of the franchise, and generally for two years thereafter. The Company has the right to terminate the franchise for cause and has the option to purchase a franchisee's store upon such termination or upon expiration of the franchise. The Company has the right of first refusal upon any assignment by the franchisee, as well as the right to approve an assignee.

                                            Sequential Page No. 4

The Company has a field inspection program to help maintain the high standards of quality and cleanliness required in TCBY stores and to assist franchisees with operational problems.

The Company has 703 domestic franchisees operating in all 50 states, of which 216 own more than one store and 32 own five or more stores. As of November 30, 1994, franchise agreements had been executed for 80 stores to be opened in the United States, some of which are currently expected to open in 1995. However, some of these franchise agreements may terminate without the related stores opening.

During fiscal 1994, a total of 89 domestic stores were closed by franchisees. Each franchised store closed is the result of the franchisee's evaluation of its financial condition, cash flow, profitability, and store operations, among other things. Included in the 1,482 stores (franchised and Company-owned) reported open at November 30, 1994 were 152 TCBY stores closed for relocation or the season. Stores closed for relocation have been closed with the intent to relocate the store to a more suitable location subject to site approval by the Company. Some of these agreements may be terminated by the Company for failure to reopen in a timely manner. Stores closed for the season are stores closed during winter or off-peak months, with the intent to reopen the store during the warmer months.

While historically the Company has offered to qualified domestic franchisees financing for the purchase of the equipment, furniture, and signage package required to open new stores, currently the Company generally does not finance these purchases. However, the Company has made and may make available financing for the purchase of existing stores, leasehold improvements, and working capital in certain circumstances.

The Company is currently working with unaffiliated financing companies to provide leasing or financing programs for certain equipment purchases for TCBY stores and non-traditional locations. These programs would be available at the option of the franchisee or licensee.

Company-owned stores
The Company owns and operates TCBY stores in several markets within the United States including Atlanta, Arkansas, California, Dallas/Ft. Worth, Seattle, Oklahoma and Las Vegas. On November 30, 1994, the Company operated 96 Company-owned TCBY stores. From time to time the Company evaluates the possibility of acquiring stores. The Company intends to only acquire stores and locations that are contiguous to existing Company markets or where the number of stores are sufficiently large to constitute a separate market.

During 1994, the Company opened 2 and closed 22 Company-owned stores. The decision to close a Company-owned store is made after consideration of, among other things, store sales, store profitability, store cash flow, lease terms, and market conditions. The Company expects to operate approximately 90 stores during fiscal 1995. However, the Company will continue to evaluate opportunities to refranchise stores.


                                        Sequential Page No. 5

International Licensed Locations
Generally, the Company adopts a license agreement form of relationship for its international development. A licensee is granted the right to develop a specified number of TCBY locations in the defined territory within a certain time period. The Company determines, on a country by country basis, whether it will export frozen yogurt products from the United States to that country or license the production of frozen yogurt locally. In addition, the Company may grant to the licensee the distribution rights of TCBY branded products in the defined country.

As of November 30, 1994, there were 141 locations including TCBY stores in Japan (32), Mexico (27), Thailand (25), Korea (15), China (13), Canada (9), Egypt (4), Aruba (3), The Bahamas (3), Qatar (3), Bahrain (2), Saudi Arabia
(1), United Arab Emirates (1), Grand Canary Isles (1), Jamaica (1), and Indonesia (1). TCBY has also finalized agreements for the development of TCBY locations in St. Maarten, Kuwait, Hong Kong, Oman, Costa Rica, Macao, Dominican Republic, and Chile. Revenues from any single country is not expected to be material in fiscal 1995. In the aggregate, revenues from international locations are expected to be comparable to fiscal 1994.

Non-traditional Locations
TCBY non-traditional locations operate in airports, toll road travel plazas, hospitals, office buildings, schools, sports arenas, convenience stores, and other foodservice outlets. Generally, these non-traditional locations offer a limited menu as compared to a TCBY store and serve TCBY products through mini-shops, kiosks, soft serve vending carts and counter top display units. The principal difference between non-traditional locations and domestic franchise stores is the "captive" nature of the location (as opposed to being open to the general public; for example, an airport location tends to serve only people that are physically at the airport for reasons other than the purchase of "TCBY" brand soft-serve frozen yogurt and other store products). Recognizing the uniqueness of these locations, their generally high costs of occupancy, and their inherent marketing value, the Company has in some instances waived the requirement for participation in local or national programs, and sometimes assisted in the purchase of equipment for use at these locations.

As of November 30, 1994 there were 1,319 non-traditional locations open. A total of 693 of these locations are airport locations, toll road travel plazas, and other non-commercial foodservice outlets, which are operated under a joint venture agreement with Marriott Corporation.

As of November 30, 1994 the Company had approximately 100 non-traditional locations under development. The Company expects a continuation of growth of yogurt sales to non-traditional locations during fiscal 1995.

Retail Grocery Trade
The Company sells hardpack frozen yogurt, refrigerated yogurt, and frozen novelties for distribution to the retail grocery market for resale primarily in grocery stores and wholesale clubs. The Company does employ a small direct sales force; however, a broker network is the primary means of sales and
service to the  retail grocery trade.   The  retail grocery trade  has limited
retail and warehouse shelf space and the competition for such space continues to intensify. To obtain shelf space for TCBY products requires the payment of

                                            Sequential Page No. 6
distribution allowances (See Note #1 to the Consolidated Financial Statements). Once shelf space is obtained, the movement of the product determines the length of time that benefit is received from these distribution allowances. On-going marketing support is essential to maintaining movement of TCBY products.

At November 30, 1994, the Company had approximately 300 retail grocery trade customers.

Food Products Production
The Company's frozen yogurt product sold in TCBY stores and non-traditional locations is produced at the Company's manufacturing facility in Dallas, Texas. Raw materials used in the production of the Company's yogurt consist primarily of fresh milk, cream and sweeteners. Each of these materials is generally available from several sources. During fiscal 1994, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's anticipated requirements in the future.

The Company also manufactures TCBY hardpack frozen yogurt products and other frozen dessert products such as ice cream and frozen novelties under private label and various trade names for distribution to the retail grocery trade and restaurants. The Company considers and utilizes other channels of distribution for such products to accommodate its customers.

The Company has contracted with a dairy to manufacture refrigerated yogurt which the Company sells to the retail grocery trade.

Neither the Company's yogurt manufacturing subsidiary nor the Company's co-packer have experienced a significant backlog of orders in the past.

Trademarks
The Company claims  common law rights  to its service  marks "TCBY", "TCBY  The
Country's Best Yogurt", "TCBY Yogurt", and "All the Pleasure. None of the Guilt". The Company has sought to maximize legal protection of these marks by registering them on the Principal Register of the United States Patent and Trademark Office. Registrations for the service marks have been issued and the registrations have become incontestable.

The Company has pending, or is in the process of filing, applications for trademark registrations in a number of foreign countries. In some of these countries it may not be possible to register the name TCBY where the laws do not permit the registration of acronyms. Similarly, registering offices in some jurisdictions may refuse to register the mark THE COUNTRY'S BEST YOGURT by taking the position that it is merely descriptive of the product. In some foreign countries, unrelated third parties have filed applications for registration of TCBY and similar trademarks. Upon discovery of such filings, the Company routinely contests such applications to preserve the Company's ability to register its trademarks in those countries.


EQUIPMENT SEGMENT

Riverport Equipment and Distribution Company, Inc. offers for sale a complete equipment, furniture, and signage package in order to assist TCBY franchisees

                                         Sequential Page No. 7
in opening their stores in a timely manner. Such TCBY store packages cost a franchisee between $51,000 and $131,000 for a domestic TCBY store, or between $78,500 and $85,000 for an Express store. The Company also sells equipment to facilitate non-traditional location openings when it is needed. In fiscal 1994, the average equipment package for a non-traditional location cost $5,755. In addition, Riverport offers for sale replacement equipment and supplies. Riverport operates at a relatively low gross profit margin and its sales are tied primarily to new store and location development.

AIMCO Equipment Company, located in Little Rock, Arkansas, is a regional distributor of equipment to the foodservice industry and serves customers primarily outside of the TCBY franchise system.

Carlin  Manufacturing,  Inc.,  located   in  California,  produces  and   sells
manufactured  mobile  kitchens  and  other  specialty  vehicles  primarily   to
businesses and governments.

Equipment Production and Distribution
Carlin Manufacturing's production facility has not experienced a significant backlog in the past. Raw materials used in the production process consist primarily of common building materials which are generally available from several sources. During fiscal 1994, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's requirements.

Patents and Trademarks
Carlin Manufacturing has a patent in the U.S.A. and a design patent in the U.K. and in Germany for its CK-1E Containerized Field Kitchen which is designed for use by military organizations; a European patent application covering several countries is pending. Carlin Manufacturing has registered trademarks for the
name  "Carlin",  "Commander",  and  the   phrase  "Driven  by  a  Passion   for
Perfection".

SEASONALITY

Generally, sales of the Company's food products segment have been greater in the spring, summer and fall months, and tended to be lower in the winter months. Sales for the equipment segment have not been a s seasonal in nature. See Note 11 of the Notes to Consolidated Financial Statements of the Company's 1994 Annual Report to Stockholders incorporated by reference for information regarding unaudited quarterly results of operations for fiscal 1994 and fiscal 1993 on a consolidated basis.

COMPETITION

The Company is the nation's largest franchisor, licensor, and operator of stores serving primarily soft serve frozen yogurt. TCBY stores compete with numerous other frozen yogurt stores, including stores affiliated with smaller yogurt chains (the largest of which has approximately 250 stores), and with ice cream parlors, especially those that serve premium ice cream. Frozen yogurt has been added as a menu item by certain national restaurant chains and

                                        Sequential Page No. 8
in recent years there has been an overall increase in the number of foodservice locations serving frozen yogurt. TCBY locations compete with restaurant chains and other foodservice locations, including snack food or dessert item restaurants. Frozen yogurt may also be offered in supermarkets, grocery stores, and wherever convenience food operations are conducted. The bakery program offering cookies, muffins, and brownies further expands the area of competition to include specialty stores serving cookie and bakery products. Any addition of expanded menu items currently being tested would further expand
the  amount  and  intensity  of competition  with  the  Company's   products.
Competition continues to increase in the area of airports, theme parks, sports stadiums, etc., as some of the chains and other frozen yogurt manufacturers market their product in these non-traditional locations. Some of these competitors have greater financial resources, more outlets or are better known than the Company.

The retail grocery trade is a highly competitive market and competition is expected to increase as new competitors and products enter the field. The Company competes with national suppliers, which are larger than the Company, as well as regional suppliers. Some of these competitors have greater financial resources, larger market shares, a broader product line, and more experience in the market. The Company plans to continue to expand the distribution of yogurt products in the retail grocery trade during fiscal 1995, however, not necessarily at the same rate experienced in fiscal 1994. As a result of the increasing competition, the introduction of new competitors, the introduction of new products in the market and expanding the distribution of yogurt products, the Company will experience increased selling costs in fiscal 1995, such as consumer marketing expenses, trade allowances, distribution allowances, and broker fees.

Riverport competes primarily with local or regional equipment companies (both domestic and international) that are in close proximity of TCBY stores.

AIMCO competes primarily with other domestic competitors of approximately equal size in the sale of equipment, fixtures, and other necessary items to restaurants and other foodservice operations.

Carlin Manufacturing competes primarily with other domestic competitors of approximately equal size in the sale of mobile kitchen products.

EMPLOYEES

As of November 30, 1994, the Company employed approximately 650 full-time and 500 part-time associates who were engaged primarily in the management, manufacture, sale, and distribution of frozen yogurt products and foodservice equipment. This compares to approximately 700 full-time and 600 part-time associates employed on November 30, 1993. None of the Company's employees are covered by collective bargaining agreements.

RESEARCH AND DEVELOPMENT

Research and development costs were not material in 1994.
                                        Sequential Page No. 9

REGULATION AND ENVIRONMENTAL MATTERS

Some states have statutes regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises and the application of statutory standards regulatin g franchise relationships, such as termination and non-renewal of franchises. The Company is also subject to the Federal Trade Commission regulations relating to disclosure requirements in the offer and sale of franchises.

Each TCBY location is subject to licensing and regulation by the health, sanitation, safety, fire, and other applicable departments of the state or municipality where it is located, as well as the federal government in the areas of health and labeling. The Company's frozen dessert production is also subject to similar licensing and regulation by federal, state, and municipal authorities at its facility in Dallas, Texas, and in the states to which it ships its products. Difficulties or failures in obtaining or maintaining the required licensing or in meeting regulatory standards could result in delays or cancellations in the opening of new locations and could adversely affect the production of yogurt and other frozen dessert products.

Carlin Manufacturing must comply with applicable California Health and Building Codes, and vehicles built by Carlin Manufacturing must comply with Federal Motor Vehicle Safety Standards.

To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to its business.

Item 2.   PROPERTIES

The Company's executive offices, which are leased pursuant to a ten year lease which commenced in April 1988, occupy approximately 89,200 square feet in the TCBY Tower, a 40 story office building located in downtown Little Rock, of which approximately 10,900 square feet has been sub-leased. In connection with the lease, the Company owns a small equity interest in the building.

The Company currently owns and leases to third parties its former executive office building, which contains 29,000 rentable square feet of space, in Little Rock, which is included in the industry segment titled "Other".

The Americana Foods Limited Partnership's yogurt manufacturing facility in Dallas, Texas occupies approximately 181,000 square feet. The facility produces TCBY frozen yogurt mix and other frozen dessert products and is classified in the industry segment titled "Food Products". Demand for products grew in 1994, resulting in a decision to expand production capacity at Americana Foods. A project is in place to expand hardpack and novelty production facilities, and to implement a new freezing system which will accelerate overall production time for all product lines. This approximately $7.5 million project is scheduled to be completed and operational during the second quarter of 1995.
                                        Sequential Page No. 10

Substantially all of the Company-owned stores are operated from premises which are leased. See Note 6 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders incorporated by reference for information regarding store rental obligations.

The Riverport equipment distribution operation is currently located in a building in Little Rock which contains approximately 60,000 square feet of warehouse space and 11,000 square feet of office space. The building is located next to the AIMCO facility and contains approximately 37,000 square feet of warehouse space and 3,000 square feet of office space. Both warehouses are designed to handle the distribution of equipment packages for new TCBY stores, and reorders of equipment and supplies from TCBY locations. During fiscal 1994, AIMCO purchased the building it formerly leased, which contains approximately 54,400 square feet of warehouse and service space and 5,600 square feet of office space. All buildings are classified in the industry segment titled "Equipment".

Carlin Manufacturing owns a 34,000 square foot facility in Fresno, California for the purpose of manufacturing specialty vehicles, vending carts, and kiosks which is classified in the industry segment titled "Equipment".

The Company believes that these facilities are well maintained, suitably equipped, and in good operating condition.

Item 3.   LEGAL PROCEEDINGS

As of November 30, 1994 there were no material proceedings to which the Company was a party reportable pursuant to the requirements of Form 10-K except as set forth below.

A purported investor in a former franchisee has claimed approximately $26 million in trebled damages plus costs and prejudgment interest, from the former franchisee for alleged fraudulent acts. The compensatory damages requested are $8.7 million. The Company has also been named in this suit as a defendant and has cross-claimed the former franchisee. The Company believes the plaintiff's claims against the Company to be without merit, and the Company is vigorously contesting the suit.

Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against The Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.
                                        Sequential Page No. 11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of fiscal 1994.

EXECUTIVE OFFICERS OF TCBY ENTERPRISES, INC.

The following sets forth certain information regarding executive officers of the Company:

Frank D. Hickingbotham, age 58, has been the Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1970.

Herren C. Hickingbotham, age 36, has been a director of the Company since 1982. He has been the President of the Company since March 1988.

F. Todd Hickingbotham, age 31, has been a director of the Company since 1990. He has been President of Riverport Equipment and Distribution Company, Inc. since 1988.

Terry A. Ell iott, age 49, became an Executive Vice President in December 1994. He had been Senior Vice President since joining the Company in September 1994. Prior to joining the Company, Mr. Elliott had been a partner with Ernst & Young LLP since 1979.

Jim H. Fink, age 37, became an Executive Vice President in December 1994. He had been Senior Vice President, Finance and Chief Accounting Officer since June 1991. Prior to that he had been Vice President, Finance since joining the Company in March 1987.

Gale Law, age 49, became a director of the Company in March 1989. He became Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company in December 1991. Mr. Law has been the Chief Financial Officer since joining the Company in 1984.

Thomas R. Tipps, age 48, became President of Americana Foods, Ltd. in March 1992. Mr. Tipps was previously General Manager of the frozen products division of Colombo, Inc. from 1987 to November 1991.

Bette D. Clay, age 52, Senior Vice President Administration and Secretary and Assistant Treasurer, has served the Company and its predecessors in various executive and administrative capacities since 1978.

William P. Creasman, age 42, joined the Company as Senior Vice President and General Counsel on February 23, 1987.

Jim Sahene, age 34, became President of Systems, Inc. in April 1994. Prior to that he was Executive Vice President and Chief Operation Officer of TCBY Systems, Inc. Mr. Sahene joined the Company in 1986.


Gene Whisenhunt, age 34, became Senior Vice President and Chief Accounting Officer in December 1994. Prior to that he was Senior Vice President National Sales/Subsidiary Controller. Mr. Whisenhunt joined the Company in 1989.

                                       Sequential Page No. 12

John Rogers, age 33,  became Senior Vice  President, Chief Information  Officer
and Assistant Treasurer in  December 1994.   Prior to that  he was Senior  Vice
President and Corporate Controller.  Mr. Rogers joined the Company in 1986.

Hartsell Wingfield, age 49, became President of the International Division in December 1990. Mr. Wingfield joined the Company in 1987.

Walt Winters, age 57, became President of Specialty Products in December 1993. Mr. Winters joined the Company in 1982.

Ralph H. Goldbeck, age 38, became President of Carlin Manufacturing, Inc. in July 1993. He had been Vice President of Operations since December 1988.

All executive officers of TCBY Enterprises, Inc. were elected to serve at the pleasure of the Board of Directors following the annual meeting of stockholders in 1994 and until their successors are elected and qualified; executive officers employed by subsidiary companies were elected to serve at the pleasure of the applicable subsidiary company. Frank D. Hickingbotham is the father of Herren C. Hickingbotham and F. Todd Hickingbotham. Frank D. Hickingbotham is the brother-in-law of Walt Winters. No other family relationships exist among any of the above named individuals or among such individuals and any director of the Company.

                             PART II

Item 5.   MARKET FOR TCBY ENTERPRISES, INC. COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TBY". The high and low sales prices for the Common Stock and dividends paid per share in the last two fiscal years are incorporated by reference to the information contained on page 32 under the captions "Common Stock" and "Dividend Policy" in the Company's 1994 Annual Report to Stockholders. As of January 31, 1995, there were approximately 5,800 stockholders of record.

Item 6.   SELECTED FINANCIAL DATA

Selected financial data is incorporated by reference to information set forth under the caption "Ten Year Summary of Selected Financial Data" on page 32 in the Company's 1994 Annual Report to Stockholders.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 17 through 20 of the Company's 1994 Annual Report to Stockholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements and report of independent auditors are incorporated by reference to pages 21 through 31 of the Company's 1994 Annual Report to Stockholders.

                                         Sequential Page No. 13

Quarterly results of operations are incorporated by reference to page 31  (Note
11) of the Company's 1994 Annual Report to Stockholders.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TCBY
          ENTERPRISES, INC.

Information with respect to directors of the Company is incorporated by reference to the information included under the caption "Nominees For Election As Directors" in the Company's 1995 Proxy Statement.

Information with respect to executive officers  of the Company follows Item  4,
Part I hereof under the caption "Executive Officers of TCBY Enterprises, Inc." in the Company's 1995 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated by reference to the information included under the caption "Remuneration" in the Company's 1995 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's 1995 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions is incorporated by reference to the information included under the caption "Remuneration" and "Certain Transactions" in the Company's 1995 Proxy Statement.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

          (3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-5, are submitted as a separate section of this report.

                                        Sequential Page No. 14

     (b) No current reports on Form 8-K were filed during the quarter ended November 30, 1994.

     (c)  See Item 14 (a)  (3) above.

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.











































                                        Sequential Page No. 15

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TCBY ENTERPRISES, INC.
                                             (Registrant)

                                  BY    Frank D. Hickingbotham*
                                        _______________________
                                        Frank D. Hickingbotham,
                                        Chairman of the Board and
                                        Chief Executive Officer

February 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                          TITLE                     DATE
Frank D. Hickingbotham*     Director, Chairman of the Board      2-23-95
                            and Chief Executive Officer
                            (Principal Executive Officer)

Herren C. Hickingbotham*    Director and President               2-23-95

Gale Law*                   Director, Senior Vice President      2-23-95
                            Finance, Chief Financial Officer
                            and Treasurer
                            (Principal Financial Officer)

Daniel R. Grant*            Director                             2-23-95

F. Todd Hickingbotham*      Director, President Riverport        2-23-95
                            Equipment and Distribution
                            Company, Inc.

Marvin D. Loyd*             Director                             2-23-95

Hugh H. Pollard*            Director                             2-23-95

Don O. Kirkpatrick*         Director                             2-23-95

William H. Bowen*           Director                             2-23-95







*BY /s/ Gale Law   Individually and as Attorney-in-Fact.
        Gale Law


                                           Sequential Page 16

                          ANNUAL REPORT ON FORM 10-K

                        ITEM 14 (a) (1) and (2); (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED NOVEMBER 30, 1994

                            TCBY ENTERPRISES, INC.

                            LITTLE ROCK, ARKANSAS


















                                       Sequential Page No. 17

FORM 10-K -- ITEM 14 (a) (1) AND (2)

TCBY ENTERPRISES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of TCBY Enterprises, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 30, 1994, are incorporated by reference in Item 8:

        Consolidated balance sheets -- November 30, 1994 and 1993

        Consolidated statements of income -- Years ended
        November 30, 1994, 1993 and 1992

        Consolidated statements of stockholders' equity --
        Years ended November 30, 1994, 1993 and 1992

     Consolidated statements of cash flows -- Years ended November 30, 1994, 1993 and 1992

     Notes to consolidated financial statements --
     November 30, 1994

The following consolidated financial statement schedules of TCBY Enterprises, Inc. and subsidiaries are included in Item 14 (d):

     Schedule VIII --  Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.





















                                        Sequential Page No. 18

                                                        SCHEDULE VIII
                                               VALUATION AND QUALIFYING ACCOUNTS
                                                    TCBY ENTERPRISES, INC.

Column A                                  Column B                  Column C                    Column D         Column E
_____________________________________________________________________________________________________________________________
                                                                    Additions
                                                        ____________________________________
                                          Balance at
                                          Beginning     Charged to Costs   Charged to Other    Deductions     Balance at End
Description                               of Period       and Expenses     Accounts-Describe   Describe         of Period
_____________________________________________________________________________________________________________________________

                                                                                               <
YEAR ENDED NOVEMBER 30, 1994                                                                    c>
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts
   and notes                              $ 2,168,490   $ 1,469,630        $   ---             $2,359,736 (A) $ 1,278,384
              ===================================================================================



YEAR ENDED NOVEMBER 30, 1993
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts
   and notes                              $ 2,333,422   $ 1,079,630        $   ---             $1,244,562 (A) $ 2,168,490
              ===================================================================================



YEAR ENDED NOVEMBER 30, 1992
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts
   and notes                              $ 1,648,761   $ 2,317,512        $   ---             $1,632,851 (A) $ 2,333,422
              ===================================================================================













                                        Sequential Page No. 19







Note A -- Uncollectible accounts written off, net of recoveries

                          EXHIBIT INDEX


Exhibit No.               Description                            Page No.
___________               ___________                            ________
3 (a) (vii)  Restated Certificate of Incorporation of TCBY
             Enterprises, Inc. (Incorporated by reference
             to Exhibit 3(a) (vii) to the Company's Annual
             Report on Form 10-K for the fiscal year ended
             November 30, 1988)

  (b) (i) Amended and Restated By-Laws of TCBY Enter-prises, Inc. (Incorporated by reference to Exhibit 3(b) of Registration Statement
             No. 33-8338)

  (b) (ii)   Article IX, Section 5 of the By-Laws of TCBY
             Enterprises, Inc., as amended March 25, 1987
             (Incorporated by reference to Exhibit 3(b) (ii) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987)

  (b) (iii)  Article II, Sections 8, 9 and 10 of the By-Laws
             of TCBY Enterprises, Inc., as amended
             December 3, 1990 (Incorporated by reference to
             Exhibit 3(b) (iii) to the Company's Annual
             Report on Form 10-K for the fiscal year ended
             November 30, 1990)

4 (i) (a)    Specimen Common Stock Certificate (Revised
             September, 1988) (Incorporated by reference to
             Exhibit 4(i) (b) to the Company's Annual Report
             on Form 10-K for the fiscal year ended
             November 30, 1988)

  (ii)(a)    Loan Agreement between TCBY Enterprises, Inc.
             and Bank One, Dallas, N.A. dated June 11, 1993 for $14,610,000 to refinance four notes pay-able to First Interstate Bank of Texas, N.A.
             (Incorporated by reference to Exhibit 4(ii)a of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993)











                                     E-1
                                             Sequential Page Number 20

Exhibit No.               Description                            Page No.
___________               ___________                            ________
  (ii)(b)    Amended and Restated Loan Agreement between
             TCBY Enterprises, Inc. and Bank One, Texas,
             N.A., dated November 28, 1994 to include a
             $7,500,000 term promissory note dated
             November 28, 1994 ...............................   Attached

  (ii)(c)    Term promissory note between TCBY Enterprises,
             Inc. and Bank One, Texas, N.A., dated
             November 28, 1994 to finance expansion of the
             Company's facility in Dallas, Texas .............   Attached

10 (a)       Original form of Franchise Agreement
             (Incorporated by reference to Exhibit 10(a) to Registration Statement No. 2-89398)

   (b)       Form of Franchise Agreement (Revised December
             1982) (Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-89398)

   (c)       Form of Franchise Agreement (Revised April 1983)
             (Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-89398)

   (d)       Form of Franchise Agreement (Revised January
             1984) (Incorporated by reference to Exhibit
             10(d) to Registration Statement No. 2-89398)

   (e)       Form of Franchise Agreement (Revised July 1985)
             (Incorporated by reference to Exhibit 10(e) to Registration Statement No. 2-99324)

   (f)       Form of Franchise Agreement (Revised February
             1986) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1986)

   (g)       Form of Franchise Agreement (Revised March 1987)
             (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987)

   (h)       Form of Franchise Agreement (Revised February
             1991) (Incorporated by reference to Exhibit
             10(h) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30, 1990)

   (i)       Form of Franchise Agreement (Revised July 1991)
             (Incorporated by reference to Exhibit 28(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1991)

                                     E-2
                                             Sequential Page Number 21

Exhibit No.               Description                            Page No.
___________               ___________                            ________
   (j)       Form of Franchise Agreement (Revised December
             1991) (Incorporated by reference to Exhibit
             10(j) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30, 1992)

   (k)       Employment Agreement with Charles Cocotas dated
             February 17, 1992 (Incorporated by reference to
             Exhibit 10(k) to the Company's Annual Report on
             Form 10-K for the fiscal year ended November 30,
             1992)

   (l)       Employment Agreement with Thomas Tipps dated
             March 3, 1992 (Incorporated by reference to
             Exhibit 10(l) to the Company's Annual Report on
             Form 10-K for the fiscal year ended November 30,
             1992)

   (m) Form of Executive Security Agreement entered into with certain executives of the Company dated December 1, 1990 (Incorporated by refer-ence to Exhibit 10(k) to the Company's Annual
             Report on Form 10-K for the fiscal year ended
             November 30, 1990)

   (n)       1984 Stock Option Plan, as amended and restated
             (Incorporated by reference to Exhibit 4 to Post-
             Effective Amendment No. 1 to Registration State-ment No. 2-97039)

   (o) 1989 Stock Option Plan (Incorporated by refer-ence to indented paragraphs following the caption "Approval of 1989 Stock Option Plan" on pages 7 and 8 of the Company's definitive Proxy
             Statement of February 21, 1989 for the 1989
             Annual Meeting of Stockholders)

   (p) 1992 Employee Stock Option Plan (Incorporated by reference to Exhibit I of the Company's March 18,
             1992 Proxy Statement)






   (q)       1992 Nonemployee Director Stock Option Plan
             (Incorporated by reference to Exhibit II of the Company's March 18, 1992 Proxy Statement)

   (r) Lease Agreement between the Company, as tenant, and Capitol Avenue Development Company, a limited partnership, as landlord, dated April 20, 1987 (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987)

                                     E-3
                                             Sequential Page Number 22

Exhibit No.               Description No.                        Page No.
___________               _______________                        ________
   (s)       Master License Agreement between TCBY Systems,
             Inc. (a wholly owned subsidiary of the Company),
             as licensee, and Mrs. Fields Development Corpora-
             tion, as licensor, dated September 13, 1991
             (Incorporated by reference to Exhibit 10(q) to
             the Company's Annual Report on Form 10-K for the
             fiscal year ended November 30, 1991)

   (t) Master License Agreement (revised and restated) between TCBY Systems, Inc. (a wholly owned subsidiary of the Company) as licensee, and Mrs.
             Fields Development Corporation, as licensor, dated August 31, 1992 (Incorporated by reference to Exhibit 28(c) of the Company's Quarterly
             Report on Form 10-Q for the quarter ended August
             31, 1992)

13           Management's Discussion and Analysis of Financial
             Condition and Results of Operations; Report of
             Ernst & Young LLP, Independent Auditors, Con-
             solidated Balance Sheets; Consolidated Statements
             of Income; Consolidated Statements of Stock-
             holders' Equity; Consolidated Statements of Cash
             Flows; and Notes to the Consolidated Financial
             Statements included in the Registrant's Annual
             Report for the year ended November 30, 1994 .....   Attached

21           Subsidiaries of TCBY Enterprises, Inc. ..........   Attached

23           Consent of Independent Auditors .................   Attached

24           Powers of attorney ..............................   Attached

27           Article 5, Financial Data Schedule for the Fiscal
             Year 1994 10-K ..................................   Attached

99 (a)       Press release, dated October 18, 1994,  "Top
             Green International Introduces China to TCBY" ...   Attached

99 (b)       Press release, dated November 3, 1994, "TCBY
             Chosen for Inclusion in Standard & Poor's
             Small Cap Stock Price Index" ....................   Attached

99 (c)       Press release, dated November 14, 1994, "TCBY
             to Expand to Hong Kong and Macao" ...............   Attached

99 (d)       Press release, dated December 13, 1994, "TCBY
             Continues Far East Expansion" ...................   Attached


                                     E-4
                                             Sequential Page Number 23

Exhibit No.               Description No.                        Page No.
___________               _______________                        ________

99 (e)       Press release, dated December 30, 1994, "TCBY
             Enterprises, Inc. Announces Promotion of Jim Fink
             to Executive Vice President".....................   Attached

99 (f)       Press release, dated December 30, 1994, "Terry
             Elliott Promoted to Executive Vice President
             of TCBY Enterprises" ............................   Attached

99 (g)       Press release, dated December 30, 1994, "TCBY
             Enterprises, Inc. Announces Promotion of Gene
             Whisenhunt to Senior Vice President and Chief
             Accounting Officer" .............................   Attached

99 (h)       Press Release, dated December 30, 1994, "TCBY
             Enterprises, Inc. Announces Promotion of John
             Rogers to Senior Vice President, Chief Informa-
             tion Officer and Assistant Treasurer" ...........   Attached

99 (i)       Press Release, dated January 11, 1995, "TCBY
             Reports Record Total Sales and Franchising
             Revenues for 1994" ..............................   Attached

99 (j)       Press release, dated January 23, 1995, "TCBY to
             Roll Out Treats Concept Nationwide"..............   Attached
