Form 10-Q
period 1995-02-28
TCBY ENTERPRISES INC
filed 1995-04-12
CIK 740693

PAGE 1



        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  February 28, 1995
                                 _________________

                               OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-10046
                       _______

                     TCBY ENTERPRISES, INC.
________________________________________________________________
(Exact name of registrant as specified in its charter)


Delaware                                       71-0552115
________________________________________________________________
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


425 W. Capitol Avenue   Little Rock, AR                 72201
________________________________________________________________
(Address of principal executive offices)              (Zip Code)


                    501/688-8229
____________________________________________________
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On March 31, 1995 there were 25,595,139 shares of the registrant's common stock outstanding.



                                     Sequential Page No. 1

                             PAGE 2

                      TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION                                 Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          February 28, 1995 and November 30, 1994                  3

          Consolidated Statements of Operations
          Three months ended February 28, 1995
          and February 28, 1994                                    5

          Consolidated Statements of Cash Flows
          Three months ended February 28, 1995
          and February 28, 1994                                    6

          Notes to Consolidated Financial Statements
          February 28, 1995                                        7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       15

Item 5.   Other Information                                       15

Item 6.   Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                        17

















                                         Sequential Page No. 2

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            February 28,       November 30,
                                               1995               1994
                                            _________________________________
CURRENT ASSETS
 Cash and cash equivalents                  $    294,268       $  4,938,118
 Short-term investments                        8,528,069         15,213,179
 Receivables:
  Trade accounts                              17,953,657         15,805,358
  Notes                                        2,062,699          2,120,932
  Allowance for doubtful accounts
   and notes                                    (449,395)          (383,515)
                                            _____________      _____________
                                              19,566,961         17,542,775

 Refundable income taxes                       2,311,965          1,501,663
 Inventories                                  17,266,203         13,621,790
 Distribution allowances                       4,180,219          4,098,965
 Prepaid expenses and other assets             2,368,269          2,051,808
                                            _____________      _____________

    TOTAL CURRENT ASSETS                     54,515,954         58,968,298

PROPERTY, PLANT, AND EQUIPMENT
 Land                                          4,225,248          4,225,248
 Buildings                                    23,433,378         23,583,374
 Furniture, vehicles, and equipment           55,998,012         55,172,254
 Leasehold improvements                       11,526,081         10,986,674
 Construction in progress                      5,593,589          3,089,350
 Allowances for depreciation
  and amortization                           (41,981,704)       (40,213,323)
                                            _____________      _____________

                                              58,794,604         56,843,577

OTHER ASSETS
 Notes receivable, less current portion
  (less allowance for doubtful notes
  1995 - $1,048,588; 1994 - $894,869)          7,819,309          8,358,703
 Intangibles (less amortization
  1995 - $3,472,705; 1994 - $3,317,663)        5,677,871          5,795,445
 Distribution allowances, less current
  portion                                      6,179,514          7,105,649
 Other                                         4,890,800          5,208,415
                                            _____________      _____________

                                              24,567,494         26,468,212
                                            _____________      _____________


    TOTAL ASSETS                           $137,878,052       $142,280,087
                                            =============      =============

See notes to consolidated financial statements.

                                                 Sequential Page No. 3

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            February 28,       November 30,
                                               1995               1994
                                            ____________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                           $  4,825,369       $  2,890,869
 Accrued expenses                              4,115,501          5,742,510
 Deferred income taxes payable                   751,859            751,859
 Current portion of long-term debt             3,160,558          3,072,756
                                            ____________       ____________

    TOTAL CURRENT LIABILITIES                12,853,287         12,457,994

LONG-TERM DEBT, less current portion  15,209,508         15,909,857

DEFERRED INCOME TAXES                  5,638,287          5,638,287

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued
  26,911,833 shares in 1995 and
  26,911,333 shares in 1994                    2,691,183          2,691,133
 Additional paid-in capital                   24,842,569         24,840,431
 Retained earnings                            86,054,417         90,153,584
                                            _____________      _____________

                                             113,588,169        117,685,148

Less treasury stock, at cost
 (1,317,069 shares)                           (9,411,199)        (9,411,199)
                                            _____________      _____________

                                             104,176,970        108,273,949
                                            _____________      _____________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $137,878,052       $142,280,087
                                            =============      =============

See notes to consolidated financial statements.





                                                 Sequential Page No. 4

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                                       February 28,
                                                1995               1994
                                            ________________________________
Sales                                       $ 26,036,075       $ 22,587,248
Cost of Sales                                 15,826,334         13,336,265
                                            _____________      _____________
    GROSS PROFIT                             10,209,741          9,250,983

Franchising revenues:
 Initial franchise and license fees              195,900            107,812
 Royalty income                                1,720,784          1,563,523
                                            _____________      _____________
  Total franchising revenues                   1,916,684          1,671,335
                                            _____________      _____________

                                              12,126,425         10,922,318

Selling, general, and administrative
 expenses                                     16,465,479         12,035,886
                                            _____________      _____________
                                              (4,339,054)        (1,113,568)

Interest expense                                (298,451)          (162,830)
Interest income                                  274,440            288,207
Other income                                      25,444             35,615
                                            _____________      _____________
                                                   1,433            160,992
                                            _____________      _____________

     LOSS BEFORE INCOME TAX BENEFIT           (4,337,621)          (952,576)

Income tax benefit                            (1,518,167)          (331,209)
                                            _____________      _____________

     NET LOSS                              $ (2,819,454)      $   (621,367)
                                            =============      =============
   NET LOSS PER SHARE                    $      (0.11)      $      (0.02)
                                            =============      =============

Average shares outstanding                    25,595,638          25,489,439
                                            =============      =============

Cash dividends paid per share               $       0.05       $       0.05
                                            =============      =============

See notes to consolidated financial statements.






                                                      Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                                          February 28,
                                                   1995                1994
                                               ________________________________
OPERATING ACTIVITIES
Net loss                                       $ (2,819,454)      $   (621,367)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                   2,981,444          1,910,653
  Amortization of intangibles                       155,042            156,053
  Provision for doubtful accounts and notes         210,079            205,497
  Gain on disposal of property and
   equipment                                         (1,354)          (153,400)
Changes in operating assets and liabilities:
  Accounts receivable                            (2,294,022)        (2,940,552)
  Inventories                                    (3,644,413)        (1,912,002)
  Prepaid expenses                                 (316,461)            85,300
  Distribution allowances                          (175,860)        (1,575,238)
  Intangibles and other assets                      218,243            809,534
  Accounts payable and accrued expenses             307,491             11,847
  Income taxes                                     (810,302)          (588,136)
                                               _____________      _____________

    NET CASH USED IN OPERATING
     ACTIVITIES                                (6,189,567)        (4,611,811)

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (3,877,561)        (2,722,498)
 Proceeds from sale of property and equipment        89,089            346,799
 Origination of notes receivable                    (92,539)          (806,500)
 Principal collected on notes receivable            631,690            727,572
 Purchases of short-term investments                (92,112)        (1,695,732)
 Proceeds from sale of short-term investments     6,777,222          1,486,410
                                               _____________      _____________

    NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                       3,435,789         (2,663,949)

FINANCING ACTIVITIES
 Proceeds from sale of common stock                   2,188             16,155
 Dividends paid                                  (1,279,713)        (1,274,366)
 Principal payments of long-term debt              (612,547)          (524,243)
                                               _____________      _____________

    NET CASH USED IN FINANCING ACTIVITIES        (1,890,072)        (1,782,454)
                                               _____________      _____________


    Decrease in cash and cash equivalents        (4,643,850)        (9,058,214)
Cash and cash equivalents at beginning
 of period                                        4,938,118         10,167,074
                                               _____________      _____________

    CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                               $    294,268       $  1,108,860
                                               ==============     =============





See notes to consolidated financial statements.





                                                  Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FEBRUARY 28, 1995


NOTE A -- FINANCIAL STATEMENT PRESENTATION

The notes to the consolidated financial statements do not include all notes which would be included in the annual report to stockholders and reference to the footnotes contained in the annual report to stockholders for the year ended November 30, 1994, will give additional information on such items as significant accounting policies, long-term debt, income taxes, lease commitments, contingencies and employee benefit plans. However, in the opinion of management, all footnotes have been included for disclosures required for compliance with the Securities and Exchange Commission rules, as contained in Accounting Series R elease No. 177. Also in the opinion of management, all adjustments (consisting of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods have been included.

NOTE B -- INVENTORIES

                                  February 28,    November 30,
                                     1995            1994
                                  ___________     ____________
Manufacturing materials and
  supplies                        $ 5,874,133     $ 4,417,832

Finished yogurt products and
  other food products               5,466,908       4,162,242

Equipment and other products        5,925,162       5,041,716
                                  ___________     ___________

                                  $17,266,203     $13,621,790
                                  ===========     ===========











                                       Sequential Page No. 7

NOTE C -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                  February 28,    November 30,
                                     1995            1994
                                  ___________     ___________
Rent                              $   741,123     $   799,979

Compensation                        1,882,687       2,411,903

Other                               1,491,691       2,530,628
                                  ___________     ___________

                                  $ 4,115,501     $ 5,742,510
                                  ===========     ===========


NOTE D -- CONTINGENCIES

A purported investor in a former franchisee has claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested are $8.7 million. The Company has also been named in this suit as a defendant. The Company believes the plaintiff's claims against the Company to be without merit, and the Company is vigorously contesting the suit.

Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the C ompany in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

NOTE E -- SUBSEQUENT EVENT

In April 1995, the Company sold the rights for the exclusive manufacturing and distribution of the "TCBY" refrigerated yogurt product line throughout the United States to Mid-America Dairymen, Inc., who co-packed the products for the Company. The product line currently consists of low fat and nonfat/no sugar added varieties of refrigerated yogurt, and the "TCBY" Twosome product - refrigerated yogurt and topping, side-by-side. TCBY sales of these products were approximately $23 million and $5.3 million for fiscal 1994 and the first quarter of fiscal 1995, respectively.

Under the terms of the 15 year agreement, Mid-America Dairymen plans to expand the distribution of these products, as well as develop additional refrigerated dairy items under the "TCBY" brand. Mid-America currently manufactures and distributes over 2,000 products nationwide. TCBY will continue to manufacture and distribute "TCBY" brand hardpack frozen yogurt products through the retail grocery trade.

The sale of the product line is expected to generate a pre-tax gain of approximately $2.3 million, or $.06 per share net of taxes, for TCBY in its second quarter.

                                         Sequential Page No. 8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the first quarter of fiscal 1995 increased 15 percent from sales in the first quarter of fiscal 1994. The Company's operations were primarily in two segments: food products and equipment. The following table sets forth sales by category within the Company's primary segments of operation (dollars in thousands):


                                      1st Quarter              1st Quarter
                                         1995                     1994
                                               ____________________
____________________
                                  Sales          %         Sales          %

                                  ________       ____      ________
____





Food Products:
______________
 Yogurt sales to Martin-
  Brower and other food
  service distributors           $  9,705        37%      $  8,459
37%
 Yogurt sales to the retail
  grocery trade                     8,713        33%         6,448
29%
 Retail sales by Company-
  owned stores                      3,640        14%         4,087
18%
                                  ________       ____      ________
____
                                   22,058        84%        18,994
84%

Equipment:
__________
 Sales by equipment
  distributor                       2,556        10%         2,939
13%
 Sales of manufactured
  specialty vehicles                1,186         5%           444
2%
                                  ________       ____      ________
____
                                    3,742        15%         3,383
15%
 Other                                236         1%           210
1%
                                  ________       ____      ________
____

Total Sales                       $ 26,036       100%      $ 22,587
100%
                                  ========       ====      ========
====



Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt products to the Martin-Brower Company, which distributes yogurt and other products primarily to "TCBY" stores, and to other foodservice distributors, which distribute to non-traditional locations such as airports, on-premises business cafeterias, hospitals, sporting arenas, toll road plazas, etc., (ii) sales of hardpack frozen yogurt, refrigerated yogurt, and frozen novelties for distribution to the retail grocery trade, and (iii) retail sales of yogurt and related food items by Company-owned stores. Sales in the food products segment increased from $19.0 million in the first quarter of fiscal 1994 to $22.1 million during the first quarter of 1995. The food products segment represented 84 percent of the Company's total sales during the first quarter of fiscal 1995 and fiscal 1994.

                                         Sequential Page No. 9

Within the food products segment, wholesale sales of frozen yogurt increased 15 percent during the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. This increase is due to a greater number of non-traditional locations operating during the first quarter of fiscal 1995 compared to the same period in fiscal 1994 and improved same store sales, and was partially offset by a reduction in the number of domestic traditional "TCBY" stores (Company-owned and franchised stores) in operation. The Company expects a continuation of growth in the number of non-traditional locations during the remainder of fiscal 1995.

The following table sets forth location activity for the first quarter of fiscal 1995 and 1994.



NON-
                               FRANCHISED     COMPANY      INTERNATIONAL
TRADITIONAL    TOTAL
                                STORES       STORES         LOCATIONS
LOCATIONS   LOCATIONS
                             1995   1994  1995  1994    1995    1994   1995
  1994  1995  1994

__________________________________________________________________
 For the first three months:
  Locations open at
   beginning of period      1,245  1,298   96   121     141      66   1,319
   989  2,801 2,474
  Opened                       10      5    0     0      10       6      46
    83     66    94
  Closed                       (16)   (31)  (8)   (1)       0       0
(35)   (38)   (59)  (70)
  Net locations purchased
    (sold) between fran-
    chisees and Company       -        1   -     (1)     -       -      -
     -     -     -

___________________________________________________________________

  Locations open at
    February 28             1,239  1,273   88   119     151      72   1,330
 1,034  2,808 2,498






====================================================================


Included in the franchised and Company store information are 163 and 175 "TCBY" stores closed for relocation or for the season on February 28, 1995 and 1994, respectively.

Sales of yogurt to the retail grocery trade increased 35 percent during the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. This increase is a result of expanded geographic distribution of both hardpack frozen yogurt and refrigerated yogurt products. In April 1995, the Company sold the rights for exclusive manufacturing and distribution of the "TCBY" refrigerated yogurt products throughout the United States to Mid-America Dairymen, Inc., who co-packed the products for the Company. The sale closed in the second quarter of 1995 with a pre-tax gain of approximately $2.3 million. As the Company's sales of refrigerated yogurt products totaled approximately $23.0 million in fiscal 1994 and $5.3 million in the first quarter of fiscal 1995, the sale of this business will result in lower sales for the Company to the retail grocery trade.



                                         Sequential Page No. 10

Sales by Company-owned stores declined 11 percent during the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. This decline results primarily from a reduction of Company-owned stores operated during the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. The Company currently operates 88 units and expects to remain near this level throughout 1995. However, the Company will continue to evaluate opportunities to refranchise stores or close stores when necessary.

Sales in the Company's equipment segment which, represented 15 percent of the Company's total sales during the first quarter of fiscal 1995 and fiscal 1994, include (i) sales from the distribution of equipment to the foodservice industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment increased 11 percent during the first quarter of fiscal 1995 over the same period in the prior year from $3.4 million in fiscal 1994 to $3.7 million during fiscal 1995. The increase in sales by the Company's equipment manufacturer is primarily due to increased orders for specialty vehicles. This increase was partially offset by a decrease in sales by the Company's equipment distributor due to fewer sales of equipment packages to international franchisees in the first quarter of fiscal 1995 compared to the same period in fiscal 1994.

Same store sales (the comparison of fiscal 1995 individual domestic traditional "TCBY" store sales with sales by the same stores operating during the same period of fiscal 1994) increased 6.4 percent in the first quarter of fiscal 1995 from the first quarter of fiscal 1994. The improvement in same store sales for the quarter reflects the Company's continuing efforts to increase sales through national and local advertising, menu extensions, store decor upgrades, and relocations. The restaurant industry continues to be highly competitive. Even with the continuation of these programs and implementation of similar programs, same store sales may decline and store closings may continue.

The ratio of cost of sales to sales was 61 percent for the first quarter of fiscal 1995 as compared to 59 percent for the first quarter of fiscal 1994. The ratio of cost of sales to sales for the food products segment and equipment segment in the first quarter of fiscal 1995 was 59 percent and 77 percent, respectively, compared to 57 percent and 76 percent, respectively, in the first quarter of fiscal 1994.

The increase in the overall cost of sales to sales ratio is attributed primarily to a change in sales mix. Retail sales through Company-owned stores declined while wholesale sales to the retail grocery trade and private label customers, which have a higher cost of sales to sales ratio,
increased.   A major  component of  the  Company's cost  of sales  of  food products is milk. Milk pricing is regulated by the USDA which sets pricing on a monthly basis. Milk prices declined during the first quarter of 1995
but have    increased in the  second quarter to price  levels consistent with those at November 30, 1994.  The  Company in the past has not adjusted  its
selling price to  reflect fluctuations in  milk prices.   In addition,  the
Company has experienced increases in other components of cost of sales, such as product packaging costs. As a result of these increased product
packaging  costs,  the   Company  has   announced  a   price  increase   of
approximately one percent, which is effective April 15, 1995. The cost of sales to sales ratio for the equipment segment decreased due to an increase in sales of equipment with higher gross profit margins.

                                         Sequential Page No. 11

Franchising revenues consist of initial franchise and license fees and royalty income. In the first quarter of fiscal 1995, initial franchise and license fees increased 82 percent while royalty income increased 10 percent from the same period in fiscal 1994. This increase in franchise and license fees results primarily from domestic franchising activity. The increase in royalty income results from international franchise activity and a higher number of non-traditional locations.

Selling, general, and administrative (SG&A) expenses in creased 37 percent in the first quarter of fiscal 1995 compared to the same period in fiscal 1994. This increase is due primarily to an increase in expenses (e.g., hiring of additional salespersons and administrative staff and higher selling costs, such as consumer marketing expenses, trade allowances, distribution allowances, and brokerage fees) associated with the sales growth and increased distribution of yogurt products within the retail grocery trade. As a result of the sale of the "TCBY" refrigerated yogurt business to Mid-America Dairymen, Inc., the Company will no longer incur the promotional costs and distribution allowances of these product lines. The Company will continue to manufacture and distribute "TCBY"R brand hardpack frozen yogurt products through the retail grocery trade, and will continue to incur expenses associated with the sales growth and increased distribution of these products. As the retail grocery trade continues to be very competitive, annual SG&A expenses as a percentage of combined sales and franchising revenues may remain at the current level. Increases in SG&A expenses were partially offset by a reduction in the number of Company-owned stores operating during fiscal 1995 (see location activity schedule above) which results in a decrease in the amount of total operating expenses within Company-owned stores. As a percentage of combined sales and franchising revenues, SG&A expenses were 59 percent and 50 percent for the first quarter of fiscal 1995 and 1994, respectively.

Interest expense increased approximately $136,000 in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. This increase is due to an additional borrowing in November 1994 related primarily to the expansion of the Company's yogurt manufacturing facility and an increase in the average interest rate paid.

Interest income decreased approximately $14,000 for the first quarter of fiscal 1995 compared to the same period of fiscal 1994. The decrease is due to reductions in the outstanding balances which were partially offset by increases in the yields on interest earning assets.

Income taxes as a percentage of income (loss) before income taxes were 35.0 percent in the first quarter of fiscal 1995. This compares to an effective rate of 33.3 percent recorded for
                                         Sequential Page No. 12
the fiscal year ended November 30, 1994. The change in the effective tax rate is primarily due to a higher expected tax rate in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated  cash from operations sufficient  to
meet its  normal op    erating requirements.   However,  the Company  normally
experiences a decrease in cash and cash equivalents in the first quarter as a result of the seasonality of the Company's business. The Company's cash and short-term investments decreased approximately $11.3 million in the first quarter of fiscal 1995. This decrease resulted primarily from (i) the net loss for the first quarter of fiscal 1995, (ii) an increase in trade accounts receivable, other assets, and inventories primarily attributed to the normal increase in these accounts in the first quarter along with expansion into the private label and retail grocery trade markets, (iii) purchases of property, plant and equipment, and (iv) a cash dividend of five cents per share or $1.3 million paid in January 1995.
The  Company's   foreseeable  cash   needs  for   operations  and   capital
expenditures will continue to be met through cash flows from operations; however, the Company has available with an existing lender, on an unsecured basis, a $5 million credit line to meet seasonal cash needs.





On February 28, 1995, working capital was $41.7 million compared to $46.5 million on November 30, 1994. The current ratio was 4.2 to 1.0 on February 28, 1995 and 4.7 to 1.0 on November 30, 1994. The long-term debt to equity ratio was .15 to 1.0 at February 28, 1995 and November 30, 1994. The Company has a tangible net worth of $98.5 million at February 28, 1995.

On March 15, 1995, the Company's Board of Directors declared a five cents per share dividend payable on April 7, 1995 to the stockholders of record on March 27, 1995. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.

ITEM 5.   OTHER INFORMATION

In April 1995, the Company sold the rights for the exclusive manufacturing and distribution of the "TCBY" refrigerated yogurt product line throughout the United States to Mid-America Dairymen Inc., who co-packed the products for the Company. The sale is expected to result in a $2.3 million pre-tax
gain.   The     "TCBY" refrigerated  yogurt lines  consist of  nonfat/no-sugar added and low fat varieties of "TCBY" traditional style yogurt products and the Twosome refrigerated products.

                                         Sequential Page No. 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
 4(ii) (a)    Second Amended and Restated Loan Agreement
              between TCBY Enterprises, Inc. and Bank One,
              Texas, N.A., dated April 7, 1995 to include a
              $5,000,000 revolving credit note dated April 7,
              1995

27            Article 5, Financial Data Schedule for the First
              Quarter Fiscal 1995 10-Q

99(a)         Press release, dated March 15, 1995,
              "TCBY Declares Cash Dividend"

99(b)         Press release, dated March 20, 1995, "Mid-America
              Dairymen to Purchase Rights to "TCBY" Traditional
              Style Yogurt"





99(c)         Press release, dated March 20, 1995, "TCBY
              Reports Operating Results for the First Quarter"

99(d)         Purchase and Sale with Continuing Trademark
              License Agreement with Repurchase Rights by and between TCBY Systems, Inc. and Mid-America
              Dairymen, Inc. dated March 15, 1995.

          b) The Company did not file any reports on Form 8-K during the three months ended February 28, 1994, but did on March 24, 1995, in relation to the Mid-America Dairymen transaction.












                                         Sequential Page No. 14

                            SIGNATURES
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  04/10/95                    /s/ Frank D. Hickingbotham
                                   __________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  04/10/95                    /s/ Gale Law
                                   __________________________
                                   Gale Law,





                                   Senior Vice President,
                                   Chief Financial Officer
































                                          Sequential Page No. 15