Form 10-Q
period 1995-05-31
TCBY ENTERPRISES INC
filed 1995-07-12
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q




(Mark One)
 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 1995
                                ____________

                               OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number  1-10046
                        _______


                       TCBY ENTERPRISES, INC.
______________________________________________________________
(Exact name or registrant as specified in its charter)


Delaware                                       71-0552115
_______________________________________________________________ (State of
other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


425 West Capitol Avenue    Little Rock, Arkansas       72201
_______________________________________________________________
(Address of principal executive offices)              (Zip Code)

                           (501) 688-8229
_______________________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes  _X_   No  ___


On June 30, 1995 there were 25,525,139 shares of the registrant's common stock outstanding.




                                     Sequential Page No. 1

                        TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION                                  Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          May 31, 1995 and November 30, 1994                       3

          Consolidated Statements of Operations
          Quarter ended and six months ended
          May 31, 1995 and 1994                                    5

          Consolidated Statements of Cash Flows
          Six months ended May 31, 1995 and 1994                   6

          Notes to Consolidated Financial Statements
          May 31, 1995                                             7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       17

Item 4.   Submission of Matters to a Vote of
          Security Holders                                        17

Item 5.   Other Information                                       17

Item 6.   Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                        19
















                                          Sequential Page No. 2

                                     PART 1


                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                May 31,         November 30,
                                                 1995              1994
                                            _________________________________
CURRENT ASSETS
 Cash and cash equivalents                  $  2,402,201       $  4,938,118
 Short-term investments                        4,539,560         15,213,179
 Receivables:
  Trade accounts                              16,749,636         15,805,358
  Notes                                        2,268,224          2,120,932
  Allowance for doubtful accounts
   and notes                                    (441,687)          (383,515)
                                            ______________     _____________
                                              18,576,173         17,542,775

 Refundable income taxes                         623,603          1,501,663
 Inventories                                  18,349,412         13,621,790
 Distribution allowances                       1,806,147          4,098,965
 Prepaid expenses and other assets             2,369,583          2,051,808
                                            ______________     _____________

    TOTAL CURRENT ASSETS                      48,666,679         58,968,298

PROPERTY, PLANT, AND EQUIPMENT
 Land                                          4,063,868          4,225,248
 Buildings                                    23,532,064         23,583,374
 Furniture, vehicles, and equipment           56,155,099         55,172,254
 Leasehold improvements                       11,263,127         10,986,674
 Construction in progress                      8,656,307          3,089,350
 Allowances for depreciation
  and amortization                           (43,274,017)       (40,213,323)
                                            ______________     _____________

                                              60,396,448         56,843,577

OTHER ASSETS
 Notes receivable, less current portion
  (less allowance for doubtful notes of
  $1,030,601 in 1995 and $894,869 in 1994)    17,394,027          8,358,703
 Intangibles (less amortization of
 $3,633,081 in 1995 and $3,317,663 in 1994)    5,771,820          5,795,445
 Distribution allowances, less current
  portion                                      1,812,924          7,105,649
 Other                                         4,273,553          5,208,415
                                            ______________     _____________

                                              29,252,324         26,468,212
                                            ______________     _____________

    TOTAL ASSETS                            $138,315,451       $142,280,087
                                            =============      =============

See notes to consolidated financial statements.


                                       Sequential Page No. 3

 TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                May 31,         November 30,
                                                 1995              1994
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                           $  5,126,470       $  2,890,869
 Accrued expenses                              4,027,508          5,742,510
 Deferred income taxes payable                   751,859            751,859
 Current portion of long-term debt             3,159,555          3,072,756
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                 13,065,392         12,457,994

LONG-TERM DEBT, less current portion          14,597,368         15,909,857

DEFERRED INCOME TAXES                          5,638,287          5,638,287

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued
  26,912,208 shares in 1995 and
  26,911,333 shares in 1994                    2,691,221          2,691,133
 Additional paid-in capital                   24,844,312         24,840,431
 Retained earnings                            87,214,758         90,153,584
                                            _____________      _____________

                                             114,750,291        117,685,148

 Less treasury stock, at cost
  (1,387,069 shares in 1995
  and 1,317,069 in 1994)                      (9,735,887)        (9,411,199)
                                            _____________      _____________

TOTAL STOCKHOLDERS' EQUITY                   105,014,404        108,273,949
                                            _____________      _____________

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $138,315,451       $142,280,087
                                            =============      =============

See notes to consolidated financial statements.






                                                 Sequential Page No. 4

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Quarter Ended                    Six Months Ended
                                     May 31,                            May 31,
                            1995             1994               1995            1994
                         ________________________________________________________________
Sales                    $29,558,113      $39,599,802       $ 55,594,188    $ 62,187,050
Cost of sales             16,200,508       23,548,378         32,026,842      36,884,643
                         ____________     ____________      ____________    _____________
  GROSS PROFIT            13,357,605       16,051,424         23,567,346      25,302,407

Franchising revenues:
 Initial franchise and
  license fees               419,000          625,888            614,900         733,700
 Royalty income            2,800,663        3,116,570          4,521,447       4,680,093
                         ____________     ____________      ____________    _____________

  Total franchising
   revenues                3,219,663        3,742,458          5,136,347       5,413,793
                         ____________     ____________      ____________    _____________

                          16,577,268       19,793,882         28,703,693      30,716,200

Selling, general and
 administrative expenses  15,262,013       14,299,199         31,727,492      26,335,085
                         ____________     ____________      ____________    _____________
                           1,315,255        5,494,683         (3,023,799)      4,381,115

Other income (expense):
 Interest expense           (225,540)        (146,294)          (523,991)       (309,124)
 Interest income             228,944          229,705            503,384         517,912
 Other income (expense)    2,439,790         (115,357)         2,465,234         (79,742)
                         ____________     ____________      ____________    _____________
                           2,443,194          (31,946)         2,444,627         129,046
                         ____________     ____________      ____________    _____________

 INCOME (LOSS) BEFORE
  INCOME TAXES             3,758,449        5,462,737           (579,172)      4,510,161

Income tax expense
 (benefit)                 1,318,351        1,899,393           (199,816)      1,568,184
                         ____________     ____________      ____________    _____________

  NET INCOME (LOSS)      $ 2,440,098      $ 3,563,344       $   (379,356)   $  2,941,977
                         ============     ============      =============   =============
Net income (loss)
 per share               $      0.10      $      0.14       $      (0.01)   $       0.12
                         ============     ============      =============   =============
Average shares
 outstanding              25,556,636       25,495,360         25,575,922      25,492,432
                         ============     ============      =============   =============
Cash dividends paid
 per share               $      0.05      $      0.05       $       0.10    $       0.10
                         ============     ============      =============   =============

See notes to consolidated financial statements.






                                  Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                                             May 31,
                                                   1995               1994
                                               ________________________________
OPERATING ACTIVITIES
Net income (loss)                              $   (379,356)      $  2,941,977
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                   5,784,228          3,863,282
  Amortization of intangibles                       315,418            512,283
  Provision for doubtful accounts and notes         609,522            562,186
  Loss (gain) on sales of property
   and equipment                                     31,928           (264,657)
  Gain on sale of product line                   (2,370,046)              -
Changes in operating assets and liabilities:
  Receivables                                    (1,097,172)       (11,110,830)
  Inventories                                    (4,979,306)        (1,836,976)
  Prepaid expenses                                 (317,775)           610,690
  Distribution allowances                          (415,234)        (2,185,402)
  Intangibles and other assets                      693,099           (475,020)
  Accounts payable and accrued expenses          (2,541,384)         1,954,455
  Income taxes                                      878,060          1,357,168
                                              _____________      _____________

    NET CASH USED IN OPERATING ACTIVITIES        (3,788,018)        (4,070,844)

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (7,946,386)        (4,973,140)
 Proceeds from sales of property and equipment      417,569            595,950
 Origination of notes receivable                   (275,968)        (1,228,686)
 Principal collected on notes receivable          1,289,145          2,357,896
 Purchases of short-term investments             (3,118,602)        (3,267,451)
 Proceeds from maturity of short-term
  investments                                    13,792,222          7,978,707
 Proceeds from sale of product line               1,200,000               -
                                               _____________      _____________

    NET CASH PROVIDED BY INVESTING ACTIVITIES     5,357,980          1,463,276

FINANCING ACTIVITIES
 Proceeds from sale of common stock                   3,969             96,288
 Dividends paid                                  (2,559,470)        (2,548,895)
 Purchases of treasury stock                       (324,688)              -
 Principal payments of long-term debt            (1,225,690)        (1,048,535)
                                               _____________      _____________

    NET CASH USED IN FINANCING ACTIVITIES        (4,105,879)        (3,501,142)
                                               _____________      _____________

    DECREASE IN CASH AND CASH EQUIVALENTS        (2,535,917)        (6,108,710)

Cash and cash equivalents at beginning
 of period                                        4,938,118         10,167,074
                                               _____________      _____________



    CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                 $  2,402,201       $  4,058,364
                                               =============      =============

See notes to consolidated financial statements.

                                                      Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 1995


NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.  Accordingly, they do not include all of  the
information  and  footnotes  required  by  generally  accepted   accounting
principles  for  complete  financial  statements.     In  the  opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year
ended  November  30,  1995.     For  further  information,  refer  to   the
consolidated financial  statements and  footnotes thereto   included  in the
Company's annual report on Form 10-K for the year ended November 30, 1994.

NOTE B -- INVENTORIES

                                     May 31,      November 30,
                                      1995           1994
                                  ___________     ___________
Manufacturing materials and
  supplies                        $ 4,756,452     $ 4,417,832

Finished yogurt and other
  food products                     7,918,782       4,162,242

Equipment and other products        5,674,178       5,041,716
                                  ___________     ___________

                                  $18,349,412     $13,621,790
                                  ===========     ===========







                                         Sequential Page No. 7

NOTE C -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                    May 31,       November 30,
                                     1995            1994
                                  ___________     ____________
Rent                              $   682,266     $   799,979

Compensation                        1,646,439       2,411,903

Other                               1,698,803       2,530,628
                                  ___________     ____________

 Total accrued expenses           $ 4,027,508     $ 5,742,510
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

Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggre gate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.


NOTE E -- DISPOSITION

In April 1995, the Company sold the rights for the exclusive manufacturing and distribution of the "TCBY" refrigerated yogurt product line throughout the United States to Mid-America Dairymen, Inc., who co-packed the products for the Company. The product line currently consists of low fat and nonfat/no sugar added varieties of refrigerated yogurt, and the "TCBY"

                                       Sequential Page No. 8

Twosome product  - refrigerated  yogurt and  topping, side-by-side.    TCBY
sales of these products were approximately $23 million and $5.3 million for fiscal 1994 and the first quarter of fiscal 1995, respectively.

Under the terms of the 15 year agreement, Mid-America Dairymen plans to expand the distribution of these products, as well as develop additional refrigerated dairy items under the "TCBY" brand. Mid-America currently manufactures and distributes over 2,000 products nationwide. TCBY will continue to m anufacture and distribute "TCBY" brand hardpack frozen yogurt products through the retail grocery trade.

The sale of the product line resulted in a net income of approximately $1.6 million, or $.06 per share, for TCBY in the second quarter. Under the terms of the agreement, inventories and distribution allowances related to the "TCBY" refrigerated yogurt product line were transferred to Mid-America. The Company received cash proceeds of $1,200,000 upon closing and a note receivable of $10.6 million as consideration in the transaction.









                                         Sequential Page No. 9

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the  second quarter of fiscal 1995  decreased
25.4 percent from sales for the second quarter of fiscal 1994. Total sales for the first six months of fiscal 1995 decreased 10.6 percent from sales for the first six months of fiscal 1994.

The Company's operations were primarily in two segments: food products and equipment. The following table sets forth sales by category within the Company's primary segments of operation (dollars in thousands):





                            Three Months Ended May 31            Six Months Ended May 31
                             1995                1994               1995               1994
                       Sales       %       Sales       %      Sales      %       Sales      %
                      _______    ____     _______    ____    _______   ____     _______   ____
Food Products:
 Yogurt sales to
  ProSource
  Distribution
  Services and
  other foodservice
  distributors        $14,161     48%     $15,942     40%    $23,866    43%     $24,401    39%
 Yogurt sales to the
  retail grocery
  trade                 5,941     20%      11,931     30%     14,654    26%      18,379    30%
 Retail sales by
  Company-owned
  stores                5,195     18%       6,186     16%      8,835    16%      10,273    16%
                      _______    ____     _______    ____    _______   ____     _______   ____

                       25,297     86%      34,059     86%     47,355    85%      53,053    85%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      2,964     10%       4,053     10%      5,520    10%       6,992    11%
 Sales of manufac-
  tured specialty
  vehicles              1,030      3%       1,276      3%      2,216     4%       1,720     3%
                      _______    ____     _______    ____    _______   ____     _______   ____

                        3,994     13%       5,329     13%      7,736    14%       8,712    14%
Other                     267      1%         212      1%        503     1%         422     1%
                      _______    ____     _______    ____    _______   ____     _______   ____

Total Sales           $29,558    100%     $39,600    100%    $55,594   100%     $62,187   100%
                      =======    ====     =======    ====    =======   ====     =======   ====





Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt products to ProSource Distribution Services (which acquired a portion of the distribution business of The Martin-Brower Company) and to other foodservice distributors, which distribute yogurt and other products to TCBY stores and non-traditional locations such as airports, on-premises business cafeterias, hospitals, sporting arenas, toll road plazas, etc., (ii) sales of hardpack

                                          Sequential Page No. 10
frozen yogurt and frozen novelties for distribution to the retail grocery trade, and (iii) retail sales of yogurt and related food items by Company-owned stores. Second quarter sales in the food products segment decreased from $34.1 million in fiscal 1994 to $25.3 million in fiscal 1995. For the first six months, sales in the food products segment decreased from $53.1 million in fiscal 1994 to $47.4 million in fiscal 1995.

For the second quarter of fiscal 1995, wholesale sales of soft serve frozen yogurt mix decreased 11 percent. This is attributed to a reduction in the number of domestic traditional "TCBY" stores (Company-owned and franchised stores) in operation during the second quarter of fiscal 1995 compared to the same period in fiscal 1994 and same store sales declines in traditional "TCBY" stores. These reductions were partially offset by increased purchases of frozen yogurt mix by non-traditional locations.

For the first six months of fiscal 1995, wholesale sales of soft serve frozen yogurt mix decreased 2 percent. This is primarily attributed to a reduction in the number of domestic traditional "TCBY" stores in operation during the first six months of fiscal 1995 compared to the same period in fiscal 1994. This reduction was partially offset by increased purchases of frozen yogurt mix by non-traditional locations during the first six months of fiscal 1995 compared to the same period in fiscal 1994.

The table below sets forth location activity for the second quarter and first six months of fiscal 1995 and 1994.





                                                                         NON-
                             FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL       TOTAL
                               STORES      STORES       LOCATIONS     LOCATIONS      LOCATIONS
                            1995   1994   1995  1994   1995   1994   1995   1994   1995    1994
                            ____________________________________________________________________
For the second quarter:
  Locations open at
   beginning of period      1,239  1,273   88   119     151    72    1,330  1,034  2,808  2,498
  Opened                        7      8    0     0      15     1       72    136     94    145
  Closed                      (16)   (16)   0    (2)      0     0     (121)   (53)  (137)   (71)
  Net locations purchased
   (sold) between fran-
   chisees and Company          1      3   (1)   (3)      0     0        0      0      0      0
                            ____________________________________________________________________

  Locations open at
   May 31                   1,231  1,268   87   114     166    73    1,281  1,117  2,765  2,572
                            ====================================================================








                                         Sequential Page No. 11

                                                                        NON-
                             FRANCHISED    COMPANY     INTERNATIONAL   TRADITIONAL     TOTAL
                               STORES       STORES       LOCATIONS      LOCATIONS    LOCATIONS
                            1995   1994  1995  1994    1995    1994   1995   1994   1995   1994
                            ____________________________________________________________________
 For the first six months:
  Locations open at
   beginning of period      1,245  1,298   96   121     141      66   1,319   989  2,801  2,474
  Opened                       17     13    0     0      25       7     118   219    160    239
  Closed                      (32)   (47)  (8)   (3)      0       0    (156)  (91)  (196)  (141)
  Net locations purchased
   (sold) between fran-
   chisees and Company          1      4   (1)   (4)      0       0       0     0      0      0
                            ____________________________________________________________________

  Locations open at
   May 31                   1,231  1,268   87   114     166      73   1,281 1,117  2,765  2,572
                            ====================================================================





Included in  locations  open are  127  and  140 "TCBY"  stores  closed  for relocation or for the season at May 31, 1995 and May 31, 1994, respectively. During the first six months of 1995 the Company closed 156 non-traditional locations. These locations generally purchased low volumes
of yogurt  from the  Company.    The Company  expects  that  there may  be
additional closings of low volume non-traditional accounts. During the second quarter the Company learned that its joint venture partners were not successful in retaining all TCBY locations at the Dallas/Ft. Worth and Atlanta airports where the foodservice contracts were up for bid, thus, closings in these airports will occur in late 1995. The loss of frozen yogurt sales in these airports is not known at this time, however, these airports have historically experienced higher yogurt sales compared to other non-traditional locations.

Sales of yogurt to the retail grocery trade decreased 50 percent during the second quarter and 20 percent during the first six months of fiscal 1995 as compared to the same periods in fiscal 1994. These decreases are a result of the sale of the refrigerated yogurt product line. In April 1995, the Company sold the rights for exclusive manufacturing and distribution of the "TCBY" refrigerated yogurt products throughout the United States to Mid-America Dairymen, Inc., who co-packed these products for the Company. The sale resulted in net income of approximately $1.6 million in the second quarter. As the Company's sales of refrigerated yogurt products totaled approximately $8.7 million in the first six months of fiscal 1994, and $23.0 million in fiscal 1994, the sale of this product line will result in lower sales to the retail grocery trade for the remainder of 1995 compared to fiscal 1994. The Company will continue the distribution of frozen yogurt products in the retail grocery trade primarily in existing markets during the remainder of 1995. In addition, second quarter sales were impacted by a delay in sales of frozen products to private label customers in part due to a delay in receipt of packaging materials from the customer.

                                         Sequential Page No. 12

Sales by Company-owned stores declined 16 percent and 14 percent during the second quarter and first six months of fiscal 1995, respectively, as compared to the same periods in fiscal 1994. These declines result from a reduction in the number of Company-owned stores operated during the periods and a decline in same store sales for Company-owned stores described below. The Company currently operates 87 units; however, the Company will continue to evaluate opportunities to refranchise stores or close stores when necessary.

Combined same store sales (the comparison of fiscal 1995 individual traditional "TCBY" store sales with sales by the same stores operating during the same period of fiscal 1994) decreased 4.3 percent in the second quarter of fiscal 1995. Combined same store sales decreased .4 percent in the first six months of fiscal 1995. The decrease in same store sales in the quarter and relatively flat sales for the six month period reflects soft sales during late April and May. The restaurant industry continues to be highly competitive. The Company is continuing its efforts to improve same store sales through a national television advertising campaign which began in April and will run through July, menu extensions, local media advertising, store decor upgrades and relocations. The efforts to improve same store sales include the Company's new "TCBY" Treats concept. The "TCBY" Treats concept features "TCBY" soft serve frozen yogurt, but adds "TCBY" hand-dipped frozen yogurt, hand-dipped premium ice cream, Paradise Ice shaved ice, frozen custard, and the "TCBY" bakery items. As of May 31, 1995, 291 stores have converted and 148 were in the process of converting to the new concept. Even with the successful implementation of these programs, same store sales may decline and store closings may continue.

Sales in the equipment segment decreased 25 percent during the second quarter of fiscal 1995 from $5.3 million in fiscal 1994 to $4.0 million in fiscal 1995. The decrease in sales by the Company's equipment manufacturer in the second quarter is due to decreased orders for specialty vehicles. The decrease in sales by the Company's equipment distributor for the quarter is due primarily to fewer sales of equipment packages to international franchisees in fiscal 1995 compared to the same period in fiscal 1994.

Sales in the equipment segment decreased 11 percent for the first six months in fiscal 1995 from $8.7 million in fiscal 1994 to $7.7 million in fiscal 1995. The increases in sales by the Company's equipment manufacturer is primarily due to increased orders for specialty vehicles completed in the first quarter of fiscal year 1995. This increase was offset by decreases in sales by the Company's equipment distributor due primarily to fewer sales of equipment packages to international franchisees in the first six months of fiscal 1995 compared to the same period in fiscal 1994.



                                         Sequential Page No. 13

The ratio of cost of sales to sales was 54.8 percent for the second quarter of fiscal 1995 as compared to 59.5 percent for the second quarter of fiscal 1994. The ratio of cost of sales to sales for the food products segment and equipment segment in the second quarter of fiscal 1995 was 51.2 percent and 81.6 percent, respectively, compared to 56.6 percent and 80.4 percent, respectively, in the second quarter of fiscal 1994.

The decrease in the overall cost of sales to sales ratio for the second quarter is attributed primarily to a change in sales mix within the food
products segment from  the prior  year.   Wholesale  sales  to the  retail
grocery trade and private label customers, which have a higher cost of sales to sales ratio, were a smaller percentage of total food products sales in fiscal 1995 compared to the prior year due primarily to the sale of the refrigerated yogurt product line and decreased sales to private label customers. A major component of the Company's cost of sales of food products is the cost of milk. Milk pricing is regulated by the USDA which sets pricing on a monthly basis. Milk prices decreased during the second quarter of 1995 compared to the same period in fiscal 1994, but are expected to increase in the third quarter to levels comparable to the third quarter of 1994. The Company in the past has not adjusted its selling price to reflect fluctuations in milk prices. The Company has experienced increases in other components of cost of sales, such as product packaging costs. As a result of these increased product packaging costs, the Company instituted a price increase of approximately one percent on April 15, 1995. The cost of sales to sales ratio for the equipment segment increased due to an increase in sales of equipment with lower gross profit margins.

The ratio of cost of sales to sales was 57.6 percent for the first six months of fiscal 1995 as compared to 59.3 percent for the first six months of fiscal 1994. The ratio of cost of sales to sales for the food products
segment and eq   uipment segment in the  first six months of  fiscal 1995 was
54.6 percent and 79.5 percent,  respectively, compared to 56.6 percent  and
78.7 percent, respectively, in  the first six months  of fiscal 1994.   The
changes for the six month period are attributed to the same factors as those discussed above for the second quarter.

Franchising revenues consist of initial franchise and license fees and royalty income. In the second quarter of fiscal 1995, initial franchise and license fees decreased 33 percent and royalty income decreased 10 percent from fiscal 1994. In the first six months of fiscal 1995, initial franchise and license fees decreased 16 percent and royalty income decreased 3 percent from fiscal 1994. The decrease in franchise and license fees results primarily from decreased initial international franchise fees. The decrease in royalty income results from decreased international royalties as a result of large purchases in fiscal 1994 related to the start-up of a production facility in China and a decrease in domestic royalties as a result of the decreased yogurt sales noted above

                                         Sequential Page No. 14
which was partially offset by the increased sales to non-traditional locations.

Selling, general and administrative ( SG&A) expenses increased 7 percent in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. This increase is due primarily to an increase in selling costs, such as consumer marketing expenses, trade allowances, and distribution allowances, associated with the sale of hardpack frozen yogurt products within the retail grocery trade. The Company continues to invest significantly in selling and marketing expenses associated with its line of hardpack frozen yogurt products. As the retail grocery trade continues to be very competitive, annual SG&A expenses as a percentage of combined sales and franchising revenues may remain at the current level. As a percentage of combined sales and franchising revenues, SG&A expenses were 47 percent and 33 percent for the second quarter of fiscal 1995 and 1994, respectively.

SG&A expenses increased 20 percent in the first six months of fiscal 1995 compared to the first six months of fiscal 1994. As a percentage of combined sales and franchising revenues, SG&A expenses were 52 percent and 39 percent for the first six months of fiscal 1995 and 1994, respectively. The increase for the first six months are attributed to the same factors as those discussed above for the second quarter.

Interest expense increased approximately $79,000 and $215,000 in the second quarter and first six months of fiscal 1995, respectively, compared to the same periods of fiscal 1994. These increases are due to an additional $7.5 million borrowing in November 1994, related to the expansion of the Company's yogurt manufacturing facility, and a slight increase in the average interest rate paid.

Income taxes as a percentage of income before income taxes was 35.1 percent in the second quarter and 34.5 percent for the first six months of fiscal 1995. This compares to an effective rate of 33.3 percent for the fiscal year ended November 30, 1994. The change in the effective tax rate is due to a higher expected effective tax rate for fiscal 1995.











                                         Sequential Page No. 15

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approximately $13.2 million in the first six months
of  fiscal  1995.    This  decrease  resulted  primarily  from  (i)  normal
seasonality in operating accounts combined with the net loss for the  first
six months,  (ii) purchases  of property,    plant,  and equipment  primarily
related to the expansion of the Company's yogurt manufacturing facility, and (iii) cash dividends paid. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

On May 31, 1995, working capital was $35.6 million compared to $46.5 million on November 30, 1994. The current ratio was 3.7 to 1.0 on May 31, 1995 and 4.7 to 1.0 on November 30, 1994. The long-term debt to equity ratio was .14 to 1.0 at May 31, 1995 and .15 to 1.0 at November 30, 1994.

On June 16, 1995, the Company's Board of Directors declared a five cents per share dividend payable on July 14, 1995 to stockholders of record on June 30, 1995. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.




























                                         Sequential Page No. 16

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Annual Meeting of Shareholders was held April 12,
     1995.

c) A total of 22,738,892 shares were present or represented at the meeting. The first matter voted upon was the uncontested election of directors. Abstentions and withholdings of votes constituted the differences between the total shares voted for each director and the total shares voting. All individuals nominated as directors of the Corporation were elected with the following number of votes:

          Frank D. Hickingbotham            22,418,019
          Herren C. Hickingbotham           22,398,609
          William H. Bowen                  22,370,310
          Daniel R. Grant                   22,372,913
          F. Todd Hickingbotham             22,401,918
          Don O'Neal Kirkpatrick            22,388,370
          Gale Law                          22,412,890
          Marvin D. Loyd                    22,381,381
          Hugh H. Pollard                   22,420,003

     The second matter voted upon was a request to amend the 1992 Employee Stock Option Plan of TCBY Enterprises, Inc. (the "Plan") which would increase the number of shares available under the Plan by 500,000 shares. A total of 21,517,244 shares voted "for" the amendment and 1,139,219 shares voted "against" the amendment. Abstentions and withholdings of votes constituted the differences between the total shares voted and the total shares voting.

ITEM  5:  OTHER INFORMATION

In June 1995, the Company engaged the investment banking firm of Stephens Inc. to explore strategic alternatives for the Company with the intent of maximizing shareholder value. No assurances can be given that this initiative will result in any material corporate development.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
              27    -   Article 5, Financial Data Schedule for





                        the Second Quarter Fiscal 1995 10-Q
              99(a) -   Press release, dated April 27, 1995,
                        "TCBY Rolls out Strongest National
                        Television Campaign in its History"

                                         Sequential Page No. 17


              99(b) -   Press release, dated May 1, 1995,
                        "TCBY International Licenses
                        Development in Portugal"

              99(c) -   Press release, dated May 17, 1995,
                        "Amos Hall Named Senior Vice President
                        of TCBY Systems, Inc."

              99(d) -   Press release, dated June 21, 1995,
                        "TCBY Enterprises, Inc. Announces
                        Second Quarter and Mid-Year Results;
                        Board of Directors Declares Dividend"

          b) The Company filed a Current Report on Form 8-K, dated March 24, 1995 announcing the sale of rights for the exclusive manufacturing and distribution of the "TCBY" refrigerated yogurt products division throughout the United States.















                                   Sequential Page No. 18

                            __________                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  07/12/95                    /s/ Frank D. Hickingbotham
                                   __________________________
                                   Frank D. Hickingbotham,





                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  07/12/95                    /s/ Gale Law
                                   __________________________
                                   Gale Law,
                                   Senior Vice President,
                                   Chief Financial Officer































                                        Sequential Page No. 19