Form 10-Q
period 1995-08-31
TCBY ENTERPRISES INC
filed 1995-10-06
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)
 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 1995
                               _______________

                               OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-10046
                        _______

                       TCBY ENTERPRISES, INC.
________________________________________________________________
(Exact name or registrant as specified in its charter)

Delaware                                           71-0552115
________________________________________________________________
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

425 West Capitol Avenue   Little Rock, Arkansas         72201
________________________________________________________________
(Address of principal executive offices)              (Zip Code)

                           (501) 688-8229
________________________________________________________________
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_     No ___



On September 30, 1995 there were 25,675,276 shares of the registrant's common stock outstanding.


                                     Sequential Page No. 1

                       TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION                                 Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          August 31, 1995 and November 30, 1994                    3

          Consolidated Statements of Income
          Quarter ended and nine months ended
          August 31, 1995 and 1994                                 5

          Consolidated Statements of Cash Flows
          Nine months ended August 31, 1995 and 1994               6

          Notes to Consolidated Financial Statements
          August 31, 1995                                          7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       17

Item 5.   Other Information                                       17

Item 6.   Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                        18

















                                          Sequential Page No. 2

PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               August 31,       November 30,
                                                  1995              1994
                                            ________________________________

CURRENT ASSETS:
 Cash and cash equivalents                  $  5,410,865       $  4,938,118
 Short-term investments                        4,449,393         15,213,179
 Receivables:
  Trade accounts                              16,329,904         15,805,358
  Notes                                        3,003,888          2,120,932
  Allowance for doubtful accounts
   and notes                                    (394,724)          (383,515)
                                             -----------         -----------
                                              18,939,068         17,542,775

 Refundable income taxes                            -             1,501,663
 Inventories                                  14,845,495         13,621,790
 Distribution allowances                       1,873,777          4,098,965
 Prepaid expenses and other assets             3,277,296          2,051,808
                                             _____________      _____________

    TOTAL CURRENT ASSETS                      48,795,894         58,968,298

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          4,063,868          4,225,248
 Buildings                                    24,611,035         23,583,374
 Furniture, vehicles, and equipment           64,747,542         55,172,254
 Leasehold improvements                       11,237,262         10,986,674
 Construction in progress                           -             3,089,350
 Allowances for depreciation
  and amortization                           (44,994,227)       (40,213,323)
                                             _____________      _____________
                                              59,665,480         56,843,577

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful notes of
  $921,025 in 1995 and $894,869 in 1994)      16,198,292          8,358,703
 Intangibles (less amortization of
  $3,783,517 in 1995 and $3,317,663 in
  1994)                                        5,577,491          5,795,445
 Distribution allowances, less current
  portion                                      1,384,115          7,105,649
 Other                                         5,690,485          5,208,415
                                              _____________      _____________

                                              28,850,383         26,468,212
                                              _____________      _____________

    TOTAL ASSETS                              $137,311,757       $142,280,087
                                              =============      =============


See notes to consolidated financial statements.


                                       Sequential Page No. 3

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               August 31,       November 30,
                                                  1995              1994
                                            ________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  3,002,481       $  2,890,869
 Accrued expenses                              4,361,000          5,742,510
 Income taxes payable                            525,544               -
 Deferred income taxes payable                   751,859            751,859
 Current portion of long-term debt             3,158,539          3,072,756
                                              _____________      _____________

    TOTAL CURRENT LIABILITIES                 11,799,423         12,457,994

LONG-TERM DEBT, less current portion          13,400,591         15,909,857

DEFERRED INCOME TAXES                          5,638,287          5,638,287

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued -
  1995 - 27,031,777; 1994 - 26,911,333         2,703,178          2,691,133
 Additional paid-in capital                   25,379,080         24,840,431
 Retained earnings                            88,127,085         90,153,584
                                              _____________      _____________

                                              116,209,343        117,685,148

 Less treasury stock, at cost
  (1,387,069 shares in 1995
  and 1,317,069 in 1994)                      (9,735,887)        (9,411,199)
                                              _____________      _____________

TOTAL STOCKHOLDERS' EQUITY                    106,473,456        108,273,949
                                              _____________      _____________

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                       $137,311,757       $142,280,087
                                              =============      =============

See notes to consolidated financial statements.

                                                 Sequential Page No. 4

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Quarter Ended                    Nine Months Ended
                                   August 31,                         August 31,
                            1995             1994               1995            1994
                         ________________________________________________________________
Sales                    $35,176,849      $46,691,476       $ 90,771,037    $108,878,526
Cost of sales             20,640,143       27,105,672         52,666,985      63,990,315
                         ____________     ____________      _____________   _____________

  GROSS PROFIT            14,536,706       19,585,804         38,104,052      44,888,211

Franchising revenues:
 Initial franchise and
  license fees               611,610          284,128          1,226,510       1,017,828
 Royalty income            3,450,351        3,699,076          7,971,798       8,379,169
                         ____________     ____________      _____________   _____________
  Total franchising
   revenues                4,061,961        3,983,204          9,198,308       9,396,997
                         ____________     ____________      _____________   _____________

                          18,598,667       23,569,008         47,302,360      54,285,208

Selling, general and
 administrative expenses  15,187,678       16,825,023         46,915,170      43,160,108
                         ____________     ____________      _____________   _____________

                           3,410,989        6,743,985            387,190      11,125,100

Other income (expense):
 Interest expense           (310,563)        (173,287)          (834,554)       (482,411)
 Interest income             194,188          208,137            697,572         726,049
 Other income (expense)       46,740           41,643          2,511,974         (38,099)
                          ____________     ____________      _____________   _____________

                             (69,635)          76,493          2,374,992         205,539
                          ____________     ____________      _____________   _____________
 INCOME BEFORE INCOME
  TAXES                    3,341,354        6,820,478          2,762,182      11,330,639

Income tax expense         1,152,770        2,340,886            952,954       3,909,070
                          ____________     ____________      _____________   _____________

  NET INCOME              $ 2,188,584      $ 4,479,592       $  1,809,228    $  7,421,569
                          ============     ============      =============   =============

Net income per share      $      0.09      $      0.18       $       0.07    $       0.29
                          ============     ============      =============   =============
Average shares
 outstanding               25,585,110       25,518,767         25,579,007      25,501,297
                          ============     ============      =============   =============
Cash dividends paid
 per share                $      0.05      $      0.05       $       0.15    $       0.15
                          ============     ============      =============   =============

See notes to consolidated financial statements.











                                  Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                                           August 31,
                                                    1995               1994
                                               ________________________________
OPERATING ACTIVITIES
Net income                                     $  1,809,228       $  7,421,569
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                   8,452,357          6,308,485
  Amortization of intangibles                       465,854            468,848
  Provision for doubtful accounts and notes       1,074,716            901,708
  (Gain) loss on sales of property
   and equipment                                     (4,350)           315,465
  Gain on sale of product line                   (2,370,046)              -
Changes in operating assets and liabilities:
  Receivables                                    (2,931,692)       (11,697,651)
  Inventories                                    (1,475,389)        (2,299,108)
  Prepaid expenses                               (1,225,488)          (989,397)
  Distribution allowances                          (639,055)        (2,826,650)
  Intangibles and other assets                     (861,867)        (2,130,688)
  Accounts payable and accrued expenses          (2,461,423)         1,168,747
  Income taxes                                    2,027,207          3,147,716
                                                 _____________      _____________
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                        1,860,052           (210,956)
INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (9,190,366)        (8,260,222)
 Proceeds from sales of property and equipment      527,593            596,517
 Origination of notes receivable                   (359,944)        (1,297,530)
 Principal collected on notes receivable          1,704,830          3,726,766
 Purchases of short-term investments             (3,123,436)        (4,384,779)
 Proceeds from maturity of short-term
  investments                                    13,887,222         10,541,855
 Proceeds from sale of product line               1,200,000              -
                                                   _____________      _____________

    NET CASH PROVIDED BY INVESTING ACTIVITIES     4,645,899            922,607

FINANCING ACTIVITIES
 Proceeds from sale of common stock                 550,694            228,707
 Dividends paid                                  (3,835,727)        (3,824,708)
 Purchases of treasury stock                       (324,688)              -
 Principal payments of long-term debt            (2,423,483)        (1,572,879)
                                                  _____________      _____________

    NET CASH USED IN FINANCING ACTIVITIES        (6,033,204)        (5,168,880)
                                                  _____________      _____________

     INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                               472,747         (4,457,229)

Cash and cash equivalents at beginning
 of period                                        4,938,118         10,167,074
                                                 _____________      _____________

    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $  5,410,865       $  5,709,845
                                               =============      =============

See notes to consolidated financial statements.

                                                      Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 1995


NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.  Accordingly, they do not include all of  the
information  and  footnotes  required  by  generally  accepted   accounting
principles  for  complete  financial  statements.     In  the  opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year
ended  November  30,  1995.     For  further  information,  refer  to   the
consolidated financial statements and footnotes t hereto included in the Company's annual report on Form 10-K for the year ended November 30, 1994.


NOTE B -- INVENTORIES

                                    August 31,    November 30,
                                       1995          1994
                                  ____________    ____________
Manufacturing materials and
  supplies                        $ 5,590,097     $ 4,417,832

Finished yogurt and other
  food products                     4,771,082       4,162,242

Equipment and other products        4,484,316       5,041,716
                                  ____________    ____________

                                  $14,845,495     $13,621,790
                                  ============    ============


                                         Sequential Page No. 7

NOTE C -- ACCRUED EXPENSES

Accrued expenses consist of the following:





                                   August 31,     November 30,
                                      1995           1994
                                  ___________     ____________
Rent                              $   623,410     $   799,979

Compensation                        1,822,085       2,411,903

Other                               1,915,505       2,530,628
                                  ___________     ____________

 Total accrued expenses           $ 4,361,000     $ 5,742,510
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

Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact up on results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

NOTE E -- DISPOSITION

In April 1995, the Company sold the rights for the exclusive manufacturing and distribution of the "TCBY"(Registered) refrigerated yogurt product line throughout the United States to Mid-America Dairymen, Inc., who co-packed the products for the Company. The product line currently consists of low fat and nonfat/no sugar added varieties of refrigerated yogurt, and


                                       Sequential Page No. 8
the "TCBY"(Registered) Twosome product - refrigerated yogurt and topping, side-by-side. TCBY sales of these products were approximately $23.0 million and $5.3 million for fiscal 1994 and the first quarter of fiscal 1995, respectively.

Under the terms of the 15 year agreement, Mid-America Dairymen plans to expand the distribution of these products, as well as develop additional refrigerated dairy items under the "TCBY"(Registered) brand. Mid-America Dairymen currently manufactures and distributes over 2,000 products nationwide. TCBY has continued to manufacture and distribute "TCBY"(Registered) brand hardpack frozen yogurt products through the retail grocery trade.

The sale of the product line resulted in net income of approximately $1.6 million, or $.06 per share, for TCBY in the second quarter of fiscal 1995. Under the terms of the agreement, inventories and distribution allowances related to the "TCBY"(Registered) refrigerated yogurt product line were transferred to Mid-America Dairymen. The Company received cash proceeds of $1.2 million upon closing and a note receivable of $10.6 million as consideration in the transaction.















                                         Sequential Page No. 9

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales  for the third quarter  of fiscal 1995  decreased
24.7 percent from sales for the third quarter of fiscal 1994. Total sales for the first nine months of fiscal 1995 decreased 16.6 percent from sales for the first nine months of fiscal 1994.

The Company's operations are primarily in two segments: food products and equipment. The following table sets forth sales by category within the Company's primary segments of operation (dollars in thousands):





                              Quarter Ended August 31             Nine Months Ended August 31
                             1995                1994               1995              1994
                      Sales      %      Sales        %       Sales     %        Sales      %
                      _______    ____     _______    ____    _______   ____     _______   ____
                                                                                          <
Food Products:                                                                             c>
 Yogurt sales to
  ProSource
  Distribution
  Services and
  other foodservice
  distributors        $17,868     51%     $18,132     39%    $41,734    46%     $42,533    39%
 Yogurt sales to the
  retail grocery
  trade                 7,228     20%      16,191     35%     21,882    24%      34,570    32%
 Retail sales by
  Company-owned
  stores                6,030     17%       6,950     15%     14,865    16%      17,223    16%
                       _______    ____     _______    ____    _______   ____     _______   ____

                       31,126     88%      41,273     89%     78,481    86%      94,326    87%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      2,919      8%       4,123      9%      8,439     9%      11,115    10%
 Sales of manufac-
  tured specialty
  vehicles                897      3%       1,063      2%      3,113     4%       2,783     2%
                       _______    ____     _______    ____    _______   ____     _______   ____

                        3,816     11%       5,186     11%     11,552    13%      13,898    12%
Other                     235      1%         232      0%        738     1%         655     1%
                       _______    ____     _______    ____    _______   ____     _______   ____

Total Sales            $35,177    100%     $46,691    100%    $90,771   100%    $108,879   100%
                       =======    ====     =======    ====    =======   ====     =======   ====







Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt products to ProSource Distribution Services (which acquired a portion of the distribution business of The Martin-Brower Company) and to other foodservice distributors, which distribute yogurt and other products to TCBY stores and non-traditional locations and sales to international master franchisees of frozen yogurt products and proprietary ingredients for the manufacture of
                                         Sequential Page No. 10
frozen yogurt products in the countries that produce locally, (ii) sales of hardpack frozen yogurt and frozen novelties for distribution to the retail grocery trade, and (iii) retail sales of yogurt and related food items by Company-owned stores. Third quarter sales in the food products segment decreased from $41.3 million in fiscal 1994 to $31.1 million in fiscal 1995. For the first nine months, sales in the food products segment decreased from $94.3 million in fiscal 1994 to $78.5 million in fiscal 1995.

For the third quarter and first nine months of fiscal 1995, wholesale sales of frozen yogurt to distributors decreased 1 percent and 2 percent, respectively. This is attributed to a reduction in the number of domestic traditional "TCBY"(Registered) stores (Company-owned and franchised stores) in operation during fiscal 1995 compared to the same periods in fiscal 1994. In addition, sales to international master franchisees were down slightly due to large purchases of proprietary ingredients for the initial start-up of production of frozen yogurt in China during 1994. These reductions were partially offset by increased purchases of frozen yogurt products by non-traditional locations during fiscal 1995 compared to the same periods in fiscal 1994.





The table below sets forth location activity for the third quarter and first nine months of fiscal 1995 and 1994.



                                                                        NON-
                             FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL       TOTAL
                               STORES      STORES       LOCATIONS     LOCATIONS      LOCATIONS
                            1995   1994  1995  1994   1995    1994   1995   1994   1995    1994
                            ____________________________________________________________________
For the third quarter:
  Locations open at
   beginning of period      1,231  1,268   87   114     166    73    1,281  1,117  2,765  2,572
  Opened                       14     18    0     1      18    36       63    170     95    225
  Closed                      (14)   (22)  (2)  (15)      0    (2)     (71)   (26)   (87)   (65)
  Net locations purchased
   (sold) between fran-
   chisees and Company          0      1   (0)  (1)       0     0        0      0      0      0
                            ____________________________________________________________________

  Locations open at
   August 31                1,231  1,265   85    99     184   107    1,273  1,261  2,773  2,732
                            ====================================================================

                                         Sequential Page No. 11

                                                                          NON-
                             FRANCHISED    COMPANY     INTERNATIONAL   TRADITIONAL     TOTAL
                               STORES       STORES       LOCATIONS      LOCATIONS    LOCATIONS
                            1995   1994  1995  1994    1995    1994   1995  1994    1995   1994
                            ____________________________________________________________________
 For the first nine months:
  Locations open at
   beginning of period      1,245  1,298   96   121     141      66   1,319   989  2,801  2,474
  Opened                       31     31    0     1      43      43     181   389    255    464
  Closed                      (46)   (69) (10)  (18)      0      (2)   (227) (117)  (283)  (206)
  Net locations purchased
   (sold) between fran-
   chisees and Company          1      5   (1)   (5)      0       0       0     0      0      0
                            ____________________________________________________________________

  Locations open at
   August 31                1,231  1,265   85    99     184     107   1,273 1,261  2,773  2,732
                            ====================================================================






Included in locations open are 119 and 122 "TCBY"(Registered) stores closed for relocation or for the season at August 31, 1995 and August 31, 1994, respectively. During the first nine months of 1995 the Company closed 227 non-traditional locations. These locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional accounts. In addition, the Company's joint venture partners were not successful in retaining all TCBY locations at the Dallas/Ft. Worth and Atlanta airports where the foodservice contracts were up for bid, thus, closings in these airports will occur in late 1995 and during 1996. The amount of the expected decline in frozen yogurt sales in these airports is not known at this time due to uncertain closing dates and relocation of existing units at these sites, however, these airports have historically experienced higher yogurt sales compared to other non-traditional locations.

Sales of yogurt to the retail grocery trade decreased 55 percent during the third quarter and 37 percent during the first nine months of fiscal 1995 as compared to the same periods in fiscal 1994. These decreases are primarily a result of the sale of the refrigerated yogurt product line. In April 1995, the Company sold the rights for the exclusive manufacturing and distribution of the "TCBY"(Registered) refrigerated yogurt products throughout the United States to Mid-America Dairymen, Inc., who co-packed these products for the Company. The sale resulted in net income of approximately $1.6 million in the second quarter. The sale of this product line will result in lower sales to the retail grocery trade for the remainder of 1995 and the first quarter of 1996 as sales for fiscal 1994 were $23.0 million and $5.3 million the first quarter of 1995. The Company has continued the distribution of hardpack frozen yogurt products in the retail grocery trade primarily in existing markets.

                                  Sequential Page No. 12

Sales by Company-owned stores declined 13 percent and 14 percent during the third quarter and first nine months of fiscal 1995, respectively, as compared to the same periods in fiscal 1994. These declines result from a reduction in the number of Company-owned stores operated during the periods and a decline in same store sales for Company-owned stores. At August 31, 1995, the Company operated 85 units. Subsequent to the end of the quarter, 16 company-owned stores, which had total sales of $3.4 million for the first nine months of fiscal 1995, were either sold or transferred under operating agreements to franchisee groups. The Company will continue to evaluate opportunities to refranchise stores or close stores when necessary.

Combined same store sales (the comparison of fiscal 1995 individual traditional "TCBY"(Registered) store sales with sales by the same stores operating during the same period of fiscal 1994) were flat in the third quarter and first nine months of fiscal 1995. The restaurant industry continues to be highly competitive. The Company is continuing its efforts to improve same store sales through national television advertising campaigns, menu extensions, local media advertising, store decor upgrades and relocations. The efforts to improve same store sales include the
Company's new "TCBY"(Registered) Treats concept.   The  "TCBY"(Registered)
Treats concept features "TCBY"(Registered) soft serve frozen yogurt, but adds "TCBY"(Registered) hand-dipped frozen yogurt, hand-dipped premium ice cream, Paradise Ice(Trademark) shaved ice, frozen custard, and the
"TCBY"(Registered) bakery items. As of August 31, 1995, 358 stores had converted and 125 were in the process of converting to the new concept. Even with the successful implementation of these programs, same store sales may decline and store closings may continue.

Sales in the equipment segment decreased 26 percent during the third quarter of fiscal 1995 from $5.2 million in fiscal 1994 to $3.8 million in fiscal 1995 and 17 percent for the first nine months in fiscal 1995 from $13.9 million in fiscal 1994 to $11.6 million in fiscal 1995. The decreases are primarily the result of fewer sales of equipment packages by the Company's equipment distributor to domestic and international franchisees. The decrease for the nine month period was offset slightly due to increased sales by the Company's equipment manufacturer who experienced increased orders for specialty vehicles during the first quarter of fiscal 1995. During the third quarter of fiscal 1995, the
Company began exploring options for improving the operations of the equipment segment, including the possible divestiture of its equipment manufacturer.







                                         Sequential Page No. 13

The ratio of cost of sales to sales was 58.7 percent for the third quarter of fiscal 1995 as compared to 58.1 percent for the third quarter of fiscal 1994. The ratio of cost of sales to sales for the food products segment and equipment segment in the third quarter of fiscal 1995 was 55.8 percent and 85.7 percent, respectively, compared to 55.5 percent and 80.9 percent, respectively, in the third quarter of fiscal 1994.

The increase in the overall cost of sales to sales ratio for the third quarter is attributed to higher overhead cost per unit by the Company's frozen yogurt products manufacturing facility in Dallas due to lower than anticipated volumes. In addition, the Company's equipment manufacturer has experienced increases in cost of sales during fiscal 1995 compared to fiscal 1994. The increase in the cost of sales to sales ratio was partially offset by a change in sales mix within the food products segment from the prior year. Wholesale sales to the retail grocery trade and private label customers, which have a higher cost of sales to sales ratio, were a smaller percentage of total food products sales in fiscal 1995 compared to the prior year due primarily to the sale of the refrigerated yogurt product line. Although milk prices (which represent a major component of the Company's cost of sales) remained relatively constant compared to the prior period, the Company has experienced increases in other components of cost of sales, such as product packaging costs. As a result of these increased product packaging costs, the Company instituted a price increase of approximately one percent in the second quarter of fiscal 1995.

The ratio of cost of sales to sales was 58.0 percent for the first nine months of fiscal 1995 as compared to 58.8 percent for the first nine months of fiscal 1994. The ratio of cost of sales to sales for the food products segment and equipment segment in the first nine months of fiscal 1995 was
55.1 percent and 81.5 percent,  respectively, compared to 56.1 percent  and
79.5 percent, respectively, in the first nine months of fiscal 1994. The decrease in the overall cost of sales to sales ratio for the first nine months of fiscal 1995 is attributed to a change in sales mix within the food products segment from the prior year. Wholesale sales to the retail grocery trade and private label customers, which have a higher cost of sales to sales ratio, were a smaller percentage of total food products sales in fiscal 1995 compared to the prior year due primarily to the sale of the refrigerated product line. The decrease within the equipment segment is due to lower margins realized by the Company's equipment manufacturer.






                                         Sequential Page No. 14

Franchising revenues consist of initial franchise and license fees and royalty income. In the third quarter of fiscal 1995, initial franchise and license fees increased 115 percent and royalty income decreased 7 percent from fiscal 1994. In the first nine months of fiscal 1995, initial franchise and license fees increased 21 percent and royalty income decreased 5 percent from fiscal 1994. The increase in franchise and license fees results primarily from increased initial international franchise fees. The decrease in royalty income results from decreased international royalties as a result of large purchases of proprietary ingredients in fiscal 1994 related to the start-up of a production facility in China and a decrease in domestic royalties as a result of the decrease in domestic traditional "TCBY"(Registered) stores as previously noted above.

Selling, general and administrative (SG&A) expenses decreased 10 percent in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. This decrease is due primarily to a decrease in selling costs, such as consumer marketing expenses and trade allowances, associated with the sale of yogurt products within the retail grocery trade and a reduction in the number of corporate stores in operation during the period. The decrease in selling costs are due to the sale of the "TCBY"(Registered) refrigerated yogurt product line in April 1995. As a percentage of combined sales and franchising revenues, SG&A expenses were 39 percent and 33 percent for the third quarter of fiscal 1995 and 1994, respectively. The Company continues to invest significantly in selling and marketing expenses associated with the sale of hardpack frozen yogurt products in the retail grocery trade. These marketing expenses are a significant factor in the decreased earnings in fiscal 1995 compared to fiscal 1994.

SG&A expenses increased 9 percent in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. As a percentage of combined sales and franchising revenues, SG&A expenses were 47 percent and 37 percent for the first nine months of fiscal 1995 and 1994, respectively. The increase for the first nine months is primarily attributed to increased selling costs associated with the sale of yogurt products (frozen and refrigerated) within the retail grocery trade during the first nine months of fiscal 1995 compared to the same period in fiscal 1994. As the retail grocery trade continues to be very competitive, annual SG&A expenses as a percentage of combined sales and franchising revenues may remain at the current level.

Interest expense increased approximately $137,000 and $352,000 in the third quarter and first nine months of fiscal 1995, respectively, compared to the same periods of fiscal 1994. These increases are due to an additional $7.5 million borrowing in November 1994, related to the expansion of the Company's

                                         Sequential Page No. 15
yogurt manufacturing facility, and a slight increase in the average interest rate paid. The increase in interest expense is offset by capitalized interest cost of $177,000 for the first nine months of fiscal 1995 in association with expansion of the Company's manufacturing facility.

Income taxes as a percentage of income before income taxes was 34.5 percent in the third quarter and for the first nine months of fiscal 1995. This compares to an effective rate of 33.3 percent for the fiscal year ended November 30, 1994. The change in the effective tax rate is due to a higher expected effective tax rate for fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approximately $10.3 million in the first nine months of fiscal 1995. This decrease resulted primarily from (i) lower earnings for the first nine months of fiscal 1995 compared to the same period in fiscal 1994, (ii) purchases of property, plant, and equipment primarily related to the expansion of the Company's yogurt manufacturing facility, and (iii) cash dividends paid. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

On August 31, 1995, working capital was $37.0 million compared to $46.5 million on November 30, 1994. The current ratio was 4.1 to 1.0 on August 31, 1995 and 4.7 to 1.0 on November 30, 1994. The long-term debt to equity ratio was .13 to 1.0 at August 31, 1995 and .15 to 1.0 at November 30, 1994.

On September 14, 1995, the Company's Board of Directors declared a five cents per share dividend payable on October 13, 1995 to stockholders of record on September 29, 1995. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.













                                         Sequential Page No. 16

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.

ITEM  5:  OTHER INFORMATION

The Company announced in June that it had engaged the investment banking firm of Stephens Inc. to explore strategic alternatives for the Company with the intent of maximizing shareholder value. This project remains in process and no assurances can be given that this initiative will result in any material corporate development.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
              4(ii)(a)  First Amendment to Second Amended and
                        Restated Loan Agreement and Amendment
                        to Loan Documents.

              27    -   Article 5, Financial Data Schedule for
                        the Third Quarter Fiscal 1995 10-Q.

              99(a) -   Press release, dated July 13, 1995,
                        "TCBY" Announces Signing of 30th
                        Country - Development Rights Awarded
                        for India."

              99(b) -   Press release, dated August 29, 1995,
                        "TCBY" International Licenses
                        Development in Brazil."

              99(c) -   Press release, dated September 21,
                        1995, "TCBY Reports Third Quarter
                        Results - Board Declares Dividend."

          b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1995.







                                   Sequential Page No. 17

                             SIGNATURES
                             __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  10/05/95                    /s/ Frank D. Hickingbotham
                                   __________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  10/05/95                    /s/ Gale Law
                                   __________________________
                                   Gale Law,
                                   Senior Vice President,
                                   Chief Financial Officer
















                                        Sequential Page No. 18