Form 10-K405
period 1995-11-30
TCBY ENTERPRISES INC
filed 1996-02-26
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-K

_x_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended November 30, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ___________to___________

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

                              Name of each exchange on
Title of  each class               which  registered
___________________________________________________________
Common stock, $.10 par value  New York Stock Exchange


   Securities registered pursuant to Section 12(g) of the Act:
                              None

Indicate by check  mark if  disclosure of delinquent  filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

The aggregate market value of common stock ($.10 par value) held by non-affiliates of the Registrant (see item 12 hereof) on January 1, 1996:
$57,032,000.

The number of shares of the Registrant's Common Stock ($.10 par value) outstanding as of January 1, 1996: 25,634,376.

DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Annual Report to Stockholders for the fiscal year ended November 30, 1995 are incorporated by reference into Parts I and II.

  Portions of the Proxy Statement for the annual meeting of stockholders to be held April 17, 1996 are incorporated by reference into Part III.

                             PART I

Item 1.  BUSINESS

The Company manufactures  and sells  soft serve  frozen yogurt,  hardpack frozen yogurt and ice cream, and novelty food products through Company-owned and franchised retail stores ("TCBY"(Registered) stores), non-traditional locations (e.g., airports, schools, hospitals, and travel plazas), and the retail grocery trade (e.g., grocery stores and wholesale clubs). In addition, the Company manufactures and sells equipment related to the foodservice industry. Industry segment data for the Company's two primary business segments, food products and equipment, for the years ended November 30, 1995, 1994, and 1993 included on pages 17 through 20 and pages 30 and 31 of the Company's 1995 Annual Report to Stockholders, is incorporated herein by reference.

The Company was incorporated under the laws of the State of Delaware on January 10, 1984 and is the successor to businesses which opened the first Company-owned "TCBY"(Registered) store in September 1981 and first franchised "TCBY"(Registered) stores in June 1982. Unless the context otherwise requires, the term "Company" includes TCBY Enterprises, Inc., its predecessors and its wholly owned consolidated subsidiaries. The Company's principal subsidiaries are: TCBY Systems, Inc. (which markets, franchises and licenses domestic and international "TCBY"(Registered) locations; operates certain domestic "TCBY"(Registered) locations and sells yogurt and novelty products to the retail grocery trade); Americana Foods Limited Partnership (which manufactures and distributes yogurt and other frozen dessert products); Riverport Equipment and Distribution Company, Inc. which is composed of the Riverport Division (which sells and distributes restaurant equipment and supplies primarily to "TCBY"(Registered) locations) and the AIMCO Division (which sells and distributes foodservice equipment and supplies primarily to customers outside of the TCBY system); and Carlin Manufacturing, Inc. (which manufactures special purpose vehicles and produces soft serve vending carts and kiosks).

FOOD PRODUCTS SEGMENT

"TCBY"(Registered) Stores and Non-traditional Locations
The Company's food products are marketed as a treat, dessert, snack or light meal item. The domestic franchised, Company- owned, international licensed stores, and non-traditional locations operate under the name "TCBY THE COUNTRY'S BEST YOGURT"(Registered), and are referred to herein as "TCBY"(Registered) locations.

On November 30, 1995 there were 2,720 "TCBY"(Registered) locations, including 1,218 domestic franchised stores, 42 Company- owned stores, 187 international licensed stores, and 1,273 non-traditional locations. Information regarding "TCBY"(Registered) location activity for fiscal 1995 and 1994 is incorporated by reference to the information contained in the table on page 17 to the Company's 1995 Annual Report to Stockholders.

The Company currently manufactures its "TCBY"(Registered) brand of premium frozen yogurt sold domestically and licenses its manufacturing in select international markets. The frozen yogurt is served in a variety of ways, including cups, cones, sundaes, and shakes, and with a variety of toppings. "TCBY"(Registered) locations also sell a changing variety of flavors of frozen yogurt, prepared and pre-made cakes and pies, and novelties from display freezer cases. A bakery program offering selected freshly baked cookies, muffins, brownies, and gourmet coffee is included in some of the domestic "TCBY"(Registered) stores. The Company introduced the new "TCBY"(Registered) Treats concept which is optional for existing locations and generally required for new and relocated
locations.       The   "TCBY"(Registered)    Treats   concept    features
"TCBY"(Registered) soft serve frozen yogurt, but adds "TCBY"(Registered) hand-dipped frozen yogurt, "TCBY"(Registered) hand-dipped premium ice cream, Paradise Ice(Registered) shaved ice, frozen custard, and the "TCBY"(Registered) bakery items.


Domestic Franchised Stores
"TCBY"(Registered) domestic franchised stores are located primarily in shopping centers, free standing locations, and shopping malls. Generally, a "TCBY"(Registered) store occupies 800 to 1,600 square feet and accommodates both carryout and in-store business. The Company estimates that the total initial investment required for the establishment of a franchised "TCBY"(Registered) store ranges from approximately $113,500 to $341,900 ($55,400 to $124,700 for a mini-store, and $52,400 to $122,700 for a store to be operated in conjunction with another concept), excluding real property costs. These costs vary depending upon the size and location of the store. This investment includes construction costs and leasehold improvements, equipment, furniture and signs, initial inventory and supplies, opening expenses, initial working capital, and the appropriate initial franchise fee.

Franchises for traditional "TCBY"(Registered) stores are usually granted for a period of ten years with an option to renew for ten years at then current terms being offered by the Company (for mini-store and other concept stores, the initial term is five years with a renewal term of five years). A franchisee pays an initial franchise fee and a royalty and service fee of 4% of its net revenues. In addition, a franchisee must contribute an amount not in excess of 3% of its net revenues to a separate national advertising fund ("Fund") which is used to promote "TCBY"(Registered) products. Substantially all franchisees pay the continuing fees to the distributor for the TCBY franchise system, ProSource Distribution Services ("ProSource"), a leading international foodservice distributor to restaurant chains, through a surcharge per case on frozen yogurt and certain other food purchases. ProSource remits the surcharge to the Company on a weekly basis. The Company may spend in any fiscal year an amount greater or less than the aggregate contributions of "TCBY"(Registered) stores to the Fund in that year and the Company may make loans to the Fund bearing reasonable interest to cover any deficits of the Fund and cause the Fund to invest any surplus for future use by the Fund.

The site of a franchised store is subject to Company approval. All food products as well as furniture, fixtures, and equipment used by a franchisee must conform to the Company's specifica-
tions and standards. The Company is the only approved supplier of frozen yogurt mix products. Prior to the opening of a franchised "TCBY"(Registered) store, a franchisee must attend a ten day training program. A franchisee is required to maintain the confidentiality of the Company's trade secrets and is prohibited from engaging in competitive activities during the term of the franchise agreement, and generally for two years thereafter. The Company has the right to terminate the franchise agreement for cause and has the option to purchase a franchisee's store upon such termination or upon expiration of the franchise agreement. The Company has the right of first refusal upon any assignment by the franchisee, as well as the right to approve an assignee.
The Company has a field inspection program to help maintain the high standards of quality and cleanliness required in "TCBY"(Registered) stores and to assist franchisees with operational problems.

The Company has 705 domestic franchisees operating in all 50 states, of which 200 own more than one store and 32 own five or more stores. As of November 30, 1995, franchise agreements had been executed for approximately 100 stores to be opened in the United States, some of which are currently expected to open in 1996. However, some of these franchise agreements may terminate without the related stores opening.

During fiscal  1995,  a  total  of 82  domestic  stores  were  closed  by franchisees. Each franchised store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability, and store operations, among other things. Included in the 1,447 stores (Franchised, International, and Company-owned) reported open at November 30, 1995 were 135 "TCBY"(Registered) stores closed for relocation or the season. Stores closed for relocation have been closed with the intent to relocate the store to  a  more suitable  location  subject  to site  approval  by  the
Company. Some of these agreements may be terminated by the Company for failure to reopen in a timely manner. Stores closed for the season are stores closed during winter or off-peak months, with the intent to reopen the store during the warmer months.

Generally, the Company is not offering financing to franchisees for the purchase of the equipment, furniture, and signage package required to open new stores as it has historically done. However, the Company has made and may make available financing for the purchase of existing
stores,  leasehold   improvements,  and   working  capital   in   certain
circumstances.

The Company is currently working with unaffiliated financing companies to provide leasing or financing programs for certain equipment purchases for "TCBY"(Registered) stores and non-traditional locations. These programs would be available at the option of the franchisee or licensee.

Non-traditional Locations
TCBY non-traditional locations include "TCBY"(Registered) mini-stores and "TCBY"(Registered) stores operated in conjunction with other concepts, discussed below; their principal differences from a traditional domestic store are size and initial costs, with "other concept" stores having the presence of another nationally or regionally recognized chain concept operated in conjunction with the "TCBY"(Registered) store (an example of this would be the operator of a "TCBY"(Registered) store within a convenience store at a nationally recognized branded petroleum outlet). "TCBY"(Registered) non-traditional stores also operate in airports, toll road travel plazas, hospitals, office buildings, schools, sports arenas, and other foodservice outlets. Generally, these locations offer a limited menu as compared to a "TCBY"(Registered) store and serve "TCBY"(Registered) products through kiosks, soft serve vending carts and counter top display units. The principal difference between non-traditional locations and domestic franchise stores is the "captive" nature of the location (as opposed to being open to the general public; for example, an airport location tends to serve only people that are physically at the airport for reasons other than the purchase of "TCBY"(Registered) brand soft serve frozen yogurt
and other store  products).    Recognizing  the  uniqueness  of  captive
locations, their generally high costs of occupancy, and their inherent marketing value, the Company has, in some instances, waived the requirement for participation in local or national programs, and sometimes assisted in the purchase of equipment for use at these locations.

As of November 30, 1995 there were 1,273 non-traditional locations open and approximately 125 non-traditional locations under development. A total of 682 of these locations are airport locations, toll road travel plazas, and other non-commercial foodservice outlets, which are operated under a joint venture agreement with Marriott Corporation.

The Company will continue its efforts to obtain additional non-traditional locations during fiscal 1996. However, the Company's joint venture partners were not successful in retaining all of the "TCBY"(Registered) locations at the Dallas/Ft. Worth, Atlanta, and Los Angeles airports where the foodservice contracts were up for bid, thus, closings in these airports will occur during 1996. The amount of the expected decline in frozen yogurt sales in these airports is not known at this time due to uncertain closing dates and relocation of existing units at these sites; however, these airports have historically experienced higher yogurt sales than other non-traditional locations.

Company-owned stores
The Company owns and operates "TCBY"(Registered) stores in several markets within the United States including Atlanta, Arkansas, Dallas/Ft. Worth, and Las Vegas. During the fourth quarter of fiscal 1995, the Company decided to franchise or close most of the Company-owned stores. The Company believes the stores can operate more effectively with local ownership. At November 30, 1995, the Company operated 42 stores most of which the Company expects to franchise during fiscal 1996.

International Licensed Locations
Generally, the Company  adopts a license  agreement form of  relationship
for its international development.   A licensee is  granted the right  to
develop a minimum number of

"TCBY"(Registered) locations in the defined territory within a certain time period. The Company determines, on a country by country basis, whether it will export frozen yogurt products from the United States to that country or license the production of frozen yogurt locally. In addition, the Company may grant to the licensee the distribution rights of "TCBY"(Registered) branded products in the defined country.

As of November 30, 1995, there were 187 international locations, including "TCBY"(Registered) stores in Japan (36), Mexico (20), Thailand
(23), Korea (18), China (33), Canada (9), Egypt (6), Aruba (4), The Bahamas (3), Qatar (7), Bahrain (2), Saudi Arabia (3), United Arab Emirates (3), Chile (2), Costa Rica (1), Hong Kong (12), Philippines (1), Jamaica (2), and Indonesia (2). TCBY has also finalized agreements for the development of "TCBY"(Registered) locations in Brazil, Cayman Islands, India, Lebanon, Netherlands Antilles, Portugal, Russia, Spain, Kuwait, Oman, Macao, and Dominican Republic. Revenues from any single country are not expected to be material in fiscal 1996. In the aggregate, revenues from international locations in fiscal 1996 are expected to be comparable to fiscal 1995.

Retail Grocery Trade
The Company sells hardpack frozen yogurt and frozen novelties for distribution to the retail grocery market for resale primarily in grocery stores and wholesale clubs. The Company does employ a small direct sales force; however, a broker network is the primary means of sales and service to the retail grocery trade. The retail grocery trade has limited retail and warehouse shelf space and the competition for such space continues to intensify. Obtaining shelf space for
"TCBY"(Registered) products requires the payment of distribution allowances (See Note #1 to the Consolidated Financial Statements). Once shelf space is obtained, the movement of the product determines the length of time that benefit is received from these distribution allowances. On-going marketing support is essential to maintaining movement of "TCBY"(Registered) products.

At November 30, 1995, the Company had approximately 75 retail grocery trade customers.

In April 1995, the Company sold the rights for the exclusive manufacturing and distribution of the "TCBY"(Registered) refrigerated yogurt products throughout the United States to Mid-America Dairymen, Inc., who previously co-packed these products for the Company. The sale will also result in lower sales to the retail grocery trade in the first quarter of 1996 as sales of "TCBY"(Registered) refrigerated yogurt products during 1995 were primarily in the first quarter.

Food Products Production
The Company's frozen yogurt product sold in "TCBY"(Registered) stores and non-traditional locations is produced at the Company's manufacturing facility in Dallas, Texas. Raw materials used in the production of the Company's yogurt consist primarily of fresh milk, cream, and sweeteners. Each of these materials is generally available from several sources. During fiscal 1995, raw materials were available in adequate quantities to meet the Company's requirements. The

Company believes that raw materials will be available from a number of suppliers to meet the Company's anticipated requirements in the future.

The Company also manufactures "TCBY"(Registered) hardpack frozen yogurt products and other frozen dessert products such as ice cream and frozen novelties under private label and various trade names for distribution to the retail grocery trade and restaurants. The Company considers and utilizes other channels of distribution for such products to accommodate its customers.

The Company's yogurt manufacturing subsidiary has not experienced a significant backlog of orders in the past.

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

EQUIPMENT SEGMENT

Riverport Equipment and Distribution Company, Inc. offers for sale a complete equipment, furniture, and signage package in order to assist TCBY franchisees in opening their stores in a timely manner. Such "TCBY"(Registered) store packages cost a franchisee between $51,000 and $131,000 for a domestic "TCBY"(Registered) store, or between $25,000 and $40,000 for a mini-store or store operated in conjunction with another concept. The Company also sells equipment to facilitate non-traditional location openings when it is needed. In addition, Riverport offers for sale replacement equipment and supplies. Riverport operates at a relatively low gross profit margin and its sales are tied primarily to new store and location development.

AIMCO Equipment Company, located in Little Rock, Arkansas, is a regional distributor of equipment to the foodservice industry and serves customers primarily outside of the "TCBY"(Registered) franchise system.

Carlin Manufacturing, Inc., located in California, produces and sells manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. The Company plans to divest its equipment manufacturer as this subsidiary is no longer a part of the Company's core business.

Equipment Production and Distribution
Carlin Manufacturing's production facility has not experienced a significant backlog in the past. Raw materials used in the production process consist primarily of common building materials which are generally available from several sources. During fiscal 1995, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's requirements.

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

SEASONALITY

Generally, sales of the Company's food products segment have been greater in the spring, summer and fall months, and tended to be lower in the winter months. Sales for the equipment segment have not been as seasonal in nature. See Note 13 of the Notes to Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders incorporated by reference for information regarding unaudited consolidated quarterly results of operations for fiscal 1995 and fiscal 1994.

COMPETITION

The Company is the world's largest franchisor, licensor, and operator of stores serving primarily soft serve frozen yogurt. "TCBY"(Registered) stores compete with numerous other frozen yogurt stores, including stores affiliated with smaller yogurt chains and with ice cream parlors,
especially those that serve  premium ice cream.   Frozen yogurt has  been
added as a menu item by certain national restaurant chains and in recent years there has been an overall increase in the number of foodservice
locations serving frozen  yogurt.   "TCBY"(Registered) locations  compete
with restaurant chains and  other foodservice locations, including  snack
food or dessert item restaurants.   Frozen yogurt may also be offered  in
supermarkets, grocery stores,  and wherever  convenience food  operations
are conducted.    The  bakery  program  offering  cookies,  muffins,  and
brownies further expands the area of competition to include specialty stores serving cookie and bakery products. Any addition of expanded menu items currently being tested would further expand the amount and
intensity of  competition  with  the  Company's  products.    Competition
continues to  increase  in the  area  of airports,  theme  parks,  sports
stadiums,  etc.,  as  some  of   the  chains  and  other  frozen   yogurt
manufacturers market their product in these non-traditional locations. Some of these
       competitors have greater financial resources, more outlets, or  are better known than the Company.

The retail grocery trade is a highly competitive market and competition is expected to increase as new competitors and products enter the field. The Company competes with national suppliers, which are larger than the Company, as well as regional suppliers. Some of these competitors have greater financial resources, larger market shares, broader product lines, and more experience in the market. An extremely competitive environment resulted in a decline in the operating results in the distribution of products to the retail grocery trade during fiscal 1995. As a result, during the fourth quarter of fiscal 1995, the Company began to focus on geographic regions where the hardpack products can be delivered and marketed in a more efficient manner. This action is expected to improve operating results but may result in lower gross sales of hardpack frozen yogurt products in fiscal 1996.

Riverport competes primarily with local or regional equipment companies (both domestic and international) that are in close proximity to "TCBY"(Registered) stores.

AIMCO competes primarily with other domestic competitors of approximately equal size in the sale of equipment, fixtures, and other necessary items to restaurants and other foodservice operations.

Carlin Manufacturing competes primarily with other domestic competitors of approximately equal size in the sale of mobile kitchen products.

EMPLOYEES

As of November 30, 1995, the Company employed approximately 540 full-time and 335 part-time associates who were engaged primarily in the management, manufacture, sale, and distribution of frozen yogurt products and foodservice equipment. This compares to approximately 650 full-time and 500 part-time associates employed on November 30, 1994. None of the Company's employees are covered by collective bargaining agreements.

In November, 1995, the Company decided to franchise or close most of its Company-owned stores and sell Carlin Manufacturing. Staff reductions are inherent in these decisions and are planned in conjunction with the sales of these assets.

RESEARCH AND DEVELOPMENT

Research and development costs were not material in the last three fiscal years.

REGULATION AND ENVIRONMENTAL MATTERS

Some states have statutes regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises and the application of statutory standards regulating franchise relationships, such as termination and non-renewal of franchises. The Company is also subject to the Federal Trade Commission regulations relating to disclosure requirements in the offer and sale of franchises.

Each "TCBY"(Registered) location is subject to licensing and regulation by the health, sanitation, safety, fire, and other applicable departments of the state or municipality where it is located, as well as the federal
government in the  areas of health  and labeling.   The Company's  frozen
dessert production is also subject to similar licensing and regulation by federal, state, and municipal authorities at its facility in Dallas, Texas, and in the states to which it ships its products. Difficulties or failures in obtaining or maintaining the required licensing or in meeting regulatory standards could result in delays or cancellations in the
opening of new  locations and    could adversely affect  the production  of
yogurt and other frozen dessert products.

Carlin Manufacturing must comply with applicable California Health and Building Codes, and vehicles built by Carlin Manufacturing must comply with Federal Motor Vehicle Safety Standards.

To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings, or competitive position with respect to its business.

Item 2.  PROPERTIES

The Company's executive offices, which are leased pursuant to a ten-year lease which commenced in April 1988, occupy approximately 89,200 square feet in the TCBY Tower, a 40-story office building located in downtown Little Rock, of which approximately 10,900 square feet has been sub-leased. In connection with the lease, the Company owns a small equity interest in the building.

The Company currently owns and leases to third parties its former executive office building, which contains 29,000 rentable square feet of space, in Little Rock, which is included in the industry segment titled "Other".

Americana Foods Limited Partnership's yogurt manufacturing facility in Dallas, Texas occupies approximately 216,000 square feet. The facility produces "TCBY"(Registered) frozen yogurt mix and other frozen dessert products and is classified in the industry segment titled "Food Products". Demand for products grew in 1994, resulting in a decision to expand production capacity at Americana Foods. The new equipment, along with enhancements to the logistics function, has allowed for increased production and customer service capabilities and has provided for substantial additional manufacturing capacity. The Company is currently utilizing under 50 percent of its total capacity and is actively pursuing new customers for its "TCBY"(Registered) products and other frozen dessert products to utilize the capacity available at the facility.

Substantially all of the Company-owned stores are operated from premises which are leased. See Note 6 of Notes to Consolidated Financial
Statements in the Company's 1995 Annual Report to Stockholders incorporated by reference for information regarding store rental obligations.

During fiscal 1995, the Riverport equipment distribution operation was relocated to the facility it acquired in fiscal 1993. The building is located next to the AIMCO facility and contains approximately 37,000 square feet of warehouse space and 3,000 square feet of office space. The previous site which contains approximately 60,000 square feet of warehouse space and 11,000 square feet of office space may be offered for sale or lease in the future if the building is not utilized by the Company. Both warehouses are designed to handle the distribution of equipment packages for new "TCBY"(Registered) stores, and reorders of equipment and supplies from "TCBY"(Registered) locations. AIMCO is located in a building which contains approximately 54,400 square feet of warehouse and service space and 5,600 square feet of office space. These buildings are classified in the industry segment titled "Equipment".

Carlin Manufacturing owns a 34,000 square foot facility in Fresno, California for the purpose of manufacturing specialty vehicles, vending carts, and kiosks which is classified in the industry segment titled "Equipment".

The Company believes that these facilities are well maintained, suitably equipped, and in good operating condition.

Item 3.  LEGAL PROCEEDINGS

As of November 30, 1995 there were no material proceedings to which the Company was a party reportable pursuant to the requirements of Form 10-K except as set forth below.

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

No matters were submitted to stockholders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF TCBY ENTERPRISES, INC.

The following sets forth certain information regarding executive officers of the Company:

Frank D. Hickingbotham, age 59, has been the Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1970.

Herren C. Hickingbotham, age 37, has been a director of the Company since
1982.   He has  been the  President and  Chief Operating  Officer of  the
Company since March 1988.

F. Todd Hickingbotham, age 32, has  been a director of the Company  since
1990.   He has  been President  of Riverport  Equipment and  Distribution
Company, Inc. since 1988.

Jim H. Fink, age 38, became an Executive Vice President in December 1994. He had been Senior Vice President, Finance and Chief Accounting Officer since June 1991. Prior to that he had been Vice President, Finance since joining the Company in March 1987.

Gene Whisenhunt, age 35, became Executive Vice President and Chief Financial Officer in December 1995. He had been Senior Vice President and Chief Accounting Officer since December 1994. Prior to that he was Senior Vice President National Sales/Subsidiary Controller. Mr. Whisenhunt joined the Company in 1989.

Gale Law, age 50, became a director of the Company in March 1989. He became Executive Vice President, Equipment Division, and Treasurer in December 1995. Prior to that he was Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. Mr. Law joined the Company in 1984.

Bette D. Clay, age 53, Senior Vice President Administration and Secretary and Assistant Treasurer, has served the Company and its predecessors in various executive and administrative capacities since 1978.

William P. Creasman, age 43, joined the Company as Senior Vice President and General Counsel on February 23, 1987.

Jim Sahene, age 35, became President of TCBY Systems, Inc. in April 1994. Prior to that he was Executive Vice President and Chief Operating Officer of TCBY Systems, Inc. Mr. Sahene joined the Company in 1986.

John Rogers, age 34, became Senior Vice President, Chief Information Officer and Assistant Treasurer in December 1994. Prior to that he was
Senior Vice President and  Corporate Controller.   Mr. Rogers joined  the
Company in 1986.

Hartsell  Wingfield,  age  50,  became  President  of  the  International
Division of TCBY Systems,  Inc. in December 1990.   Mr. Wingfield  joined
the Company in 1987.

Walt Winters, age 58, became President of Specialty Products Division  of
TCBY Systems, Inc. in December 1993.   Mr. Winters joined the Company  in
1982.

Ralph H. Goldbeck, age 39, became President of Carlin Manufacturing, Inc.
in July 1993.   He had been Vice  President of Operations since  December
1988.

All executive officers of TCBY Enterprises, Inc. were elected to serve at the pleasure of the Board of Directors following the annual meeting of stockholders in 1995 and until their successors are elected and qualified; executive officers employed by subsidiary companies were elected to serve at the pleasure of the boards of directors of the applicable subsidiary company. Frank D. Hickingbotham is the father of Herren C. Hickingbotham and F. Todd Hickingbotham. Frank D. Hickingbotham is the brother-in-law of Walt Winters. No other family relationships exist among any of the above named individuals or among such individuals and any director of the Company.

                             PART II

Item 5.   MARKET FOR TCBY ENTERPRISES, INC. COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TBY". The high and low sales prices for the Common Stock and dividends paid per share in the last two fiscal years are incorporated by reference to the information contained on page 32 under the captions "Common Stock" and "Dividend Policy" in the Company's 1995 Annual Report to Stockholders. As of January 31, 1996, there were approximately 5,440 stockholders of record.

Item 6.   SELECTED FINANCIAL DATA




Selected financial data is incorporated by reference to information set forth under the caption "Ten Year Summary of Selected Financial Data" on page 32 in the Company's 1995 Annual Report to Stockholders.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 17 through 20 of the Company's 1995 Annual Report to Stockholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and report of independent auditors are incorporated by reference to pages 21 through 31 of the Company's 1995 Annual Report to Stockholders.

Quarterly results of operations are incorporated by reference to page 31 (Note 13) of the Company's 1995 Annual Report to Stockholders.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TCBY
          ENTERPRISES, INC.

Information with respect to directors of the Company is incorporated by reference to the information included under the caption "Nominees For Election As Directors" in the Company's 1996 Proxy Statement.

Information with respect  to executive  officers of  the Company follows
Item 4, Part I hereof under the caption "Executive Officers of TCBY Enterprises, Inc." and in the Company's 1996 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated by reference to the information included under the caption "Remuneration" in the Company's 1996 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's 1996 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions is incorporated by reference to the information included under the caption "Remuneration" and "Certain Transactions" in the Company's 1996 Proxy Statement.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

          (3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-4, are submitted as a separate section of this report.

          (b) The Company did not file any reports on Form 8-K during the three months ended November 30, 1995, but did file a Form 8-K on December 1, 1995, in relation to stock repurchase, franchising of Company-owned stores, and other developments.

     (c)  See Item 14 (a) (3) above.

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

                            __________                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TCBY ENTERPRISES, INC.
                                       (Registrant)

                            BY    Frank D. Hickingbotham *
                                  _________________________
                                  Frank D. Hickingbotham,
                                  Chairman of the Board and
                                  Chief Executive Officer

February 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                      TITLE               DATE
      _________                       _____                  ____
Frank D. Hickingbotham*   Director, Chairman of the Board   2-26-96
                          and Chief Executive Officer
                          (Principal Executive Officer)

Herren C. Hickingbotham*  Director, President and Chief     2-26-96
                          Operating Officer

Gale Law*                 Director, Executive Vice          2-26-96
                          President Equipment Division
                          and Treasurer

Daniel R. Grant*          Director                          2-26-96

F. Todd Hickingbotham*    Director, President Riverport     2-26-96
                          Equipment and Distribution
                          Company, Inc.

Marvin D. Loyd*           Director                          2-26-96

Hugh H. Pollard*          Director                          2-26-96

Don O. Kirkpatrick*       Director                          2-26-96

William H. Bowen*         Director                          2-26-96

/s/ Gene Whisenhunt
___________________       Executive Vice President and      2-26-96
 Gene Whisenhunt          Chief Financial Officer
                          (Principal Financial Officer)

   /s/ Herren Hickingbotham*
BY _________________________Individually and as Attorney-in-Fact.



     Herren C. Hickingbotham

                     ANNUAL REPORT ON FORM 10-K

                 ITEM 14 (a) (1) and (2); (c) and (d)

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULES

                    YEAR ENDED NOVEMBER 30, 1995

                       TCBY ENTERPRISES, INC.

                        LITTLE ROCK, ARKANSAS

FORM 10-K -- ITEM 14 (a) (1) AND (2)

TCBY ENTERPRISES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of TCBY Enterprises, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 30, 1995, are incorporated by reference in Item 8:

Consolidated balance sheets -- November 30, 1995 and 1994

Consolidated statements of operations -- Years ended November 30, 1995, 1994 and 1993

Consolidated statements of stockholders' equity -- Years ended November 30, 1995, 1994 and 1993

Consolidated statements of cash flows -- Years ended November 30, 1995, 1994 and 1993

Notes to consolidated financial statements -- November 30, 1995


Information for consolidated financial statement Schedule II-- Valuation and Qualifying Accounts of TCBY Enterprises, Inc. and subsidiaries is included in Note 1 to the Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          EXHIBIT INDEX

Exhibit No.                Description                         Page No
___________                ___________                         _______
3 (i) (a)    Restated Certificate of Incorporation of
             TCBY Enterprises, Inc. (Incorporated by
             reference to Exhibit 3(a) (vii) to the
             Company's Annual Report on Form 10-K for the
             fiscal year ended November 30, 1988)

  (ii) (a) Amended and Restated By-Laws of TCBY Enter-prises, Inc. (Incorporated by reference to Exhibit 3(b) of Registration Statement No.
             33-8338)

  (ii) (b)   Article IX, Section 5 of the By-Laws of TCBY
             Enterprises, Inc., as amended March 25, 1987
             (Incorporated by reference to Exhibit 3(b)
             (ii) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30,
             1987)

  (ii) (c)   Article II, Sections 8, 9 and 10 of the
             By-Laws of TCBY Enterprises, Inc., as
             amended December 3, 1990 (Incorporated by reference to Exhibit 3(b) (iii) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990)

4 (i) (a)    Specimen Common Stock Certificate (Revised
             September, 1988) (Incorporated by reference
             to Exhibit 4(i) (b) to the Company's Annual
             Report on Form 10-K for the fiscal year
             ended November 30, 1988)

  (ii)(a)    Loan Agreement between TCBY Enterprises,
             Inc. and Bank One, Dallas, N.A. dated June
             11, 1993 for $14,610,000 to refinance four notes payable to First Interstate Bank of Texas, N.A. (Incorporated by reference to Exhibit 4(ii)a of the Company's Quarterly
             Report on Form 10-Q for the quarter ended
             May 31, 1993)

  (ii)(b)    Amended and Restated Loan Agreement between
             TCBY Enterprises, Inc. and Bank One, Texas,
             N.A., dated November 28, 1994 to include a $7,500,000 term promissory note dated
             November 28, 1994 (Incorporated by reference to Exhibit 4(ii)(b) to the Company's Annual
             Report on a Form 10-K for the fiscal year ended November 30, 1994)


  (ii)(c)    Term promissory note between TCBY
             Enterprises, Inc. and Bank One, Texas, N.A., dated November 28, 1994 to finance expansion

Exhibit No.                Description                         Page No
___________                ___________                         _______
             of the Company's facility in Dallas, Texas
             (Incorporated by reference to Exhibit
             4(ii)(c) to the Company's Annual Report on
             Form 10-K for the fiscal year ended November
             30, 1994)

  (ii)(d) Second Amended and Restated Loan Agreement between TCBY Enterprises, Inc. and Bank One,
             Texas, N.A., dated April 7, 1995 to include a $5,000,000 revolving credit note dated
             April 7, 1995, (Incorporated reference to
             Exhibit 4(ii)(a) of the Company's Quarterly
             Report on Form 10-Q for the quarter ended
             February 28, 1995)

  (ii)(e)    First Amendment to Second Amended and
             Restated Loan Agreement and Amendment to
             Loan Documents. (Incorporated by reference to Exhibit 4(ii)(a) of the Company's
             Quarterly Report on Form 10-Q for the quarter ended August 31, 1995)

10 (a) Original form of Franchise Agreement (Incor-porated by reference to Exhibit 10(a) to Registration Statement No. 2-89398)

   (b) Form of Franchise Agreement (Revised Decem ber 1982) (Incorporated by reference to
             Exhibit 10(b) to Registration Statement No.
             2-89398)

   (c)       Form of Franchise Agreement (Revised April
             1983) (Incorporated by reference to Exhibit
             10(c) to Registration Statement No. 2-89398)

   (d)       Form of Franchise Agreement (Revised January
             1984) (Incorporated by reference to Exhibit
             10(d) to Registration Statement No. 2-89398)

   (e)       Form of Franchise Agreement (Revised July
             1985) (Incorporated by reference to Exhibit
             10(e) to Registration Statement No. 2-99324)

   (f) Form of Franchise Agreement (Revised Febru ary 1986) (Incorporated by reference to
             Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended
             November 30, 1986)

   (g)       Form of Franchise Agreement (Revised March
             1987) (Incorporated by reference to Exhibit
             10(g) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30,
             1987)

Exhibit No.                Description                         Page No
___________                ___________                         _______
   (h)       Form of Franchise Agreement (Revised February
             1991) (Incorporated by reference to Exhibit
             10(h) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30, 1990)

   (i)       Form of Franchise Agreement (Revised July
             1991) (Incorporated by reference to Exhibit
             28(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended August 31,
             1991)

   (j) Form of Franchise Agreement (Revised Decem ber 1991) (Incorporated by reference to
             Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended
             November 30, 1992)

   (k)       Form of Executive Security Agreement
             entered into with certain executives of the Company dated December 1, 1990 (Incorporated by reference to Exhibit 10(k) to the Company's
             Annual Report on Form 10-K for the fiscal year ended November 30, 1990)

   (l) 1984 Stock Option Plan, as amended and re stated (Incorporated by reference to Exhibit
             4 to Post-Effective Amendment No. 1 to Regis tration Statement No. 2-97039)

   (m)       1989 Stock Option Plan (Incorporated by
             reference to indented paragraphs following the caption "Approval of 1989 Stock Option
             Plan" on pages 7 and 8 of the Company's
             definitive Proxy Statement of February 21,
             1989 for the 1989 Annual Meeting of
             Stockholders)

   (n) 1992 Employee Stock Option Plan (Incorporated by reference to Exhibit I of the Company's
             March 18, 1992 Proxy Statement)

   (o)       1992 Nonemployee Director Stock Option Plan
             (Incorporated by reference to Exhibit II of the Company's March 18, 1992 Proxy
             Statement)

   (p)       Amendment to the 1992 Employee Stock Option
             Plan (Incorporated by reference to the
             Company's March 1, 1995 Proxy Statement)

   (q)       Lease Agreement between the Company, as
             tenant, and Capitol Avenue Development
             Company, a limited partnership, as landlord, dated April 20, 1987 (Incorporated by reference to Exhibit 10(q) to the Company's

Exhibit No.                 Description                         Page No
___________                 ___________                         _______
             Annual Report on Form 10-K for the fiscal
             year ended November 30, 1987)

13           Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations; Report of Ernst & Young LLP,
             Independent Auditors, Consolidated Balance
             Sheets; Consolidated Statements of Opera
             tions; Consolidated Statements of
             Stockholders' Equity; Consolidated State
             ments of Cash flows; and Notes to the
             Consolidated Financial Statements included
             in the Registrant's Annual Report for the
             year ended November 30, 1995 ................     Attached

21           Subsidiaries of TCBY Enterprises, Inc. ......     Attached

23           Consent of Independent Auditors .............     Attached

24           Powers of attorney ..........................     Attached

27           Article 5, Financial Data Schedule for the
             Fiscal Year 1995 10-K .......................     Attached

99 (a)       Press release, dated October 6, 1995,  "TCBY
             International Licenses Development in the
             Cayman Islands" .............................     Attached

99 (b)       Press release, dated October 31, 1995, "TCBY
             Licenses Development in Russian Federation"..     Attached

99 (c)       Press release, dated December 1, 1995, "TCBY
             Announces Stock Repurchase, Franchising of
             Company-owned Stores and Other Developments".     Attached

99 (d)       Press release, dated December 14, 1995
             "TCBY Declares Cash Dividend" ...............     Attached

99 (e)       Press release, dated January 12, 1996, "TCBY
             Reports Year-end and Fourth Quarter Results
             for 1995"....................................     Attached
                                 E-4