Form 10-Q
period 1996-02-29
TCBY ENTERPRISES INC
filed 1996-04-12
CIK 740693

PAGE 1



         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)
 _X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 29, 1996
                                __________________
                               OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


    SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from   ______________   to
______________

Commission file number 1-10046
                       _______
                       TCBY ENTERPRISES, INC.

___________________________________________________________
____
(Exact name of registrant as specified in its charter)

 Delaware                                     71-0552115
___________________________________________________________
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

425 West Capitol Avenue    Little Rock, Arkansas    72201
___________________________________________________________
(Address of principal executive offices)                (Zip
                                                       Code)

                           (501) 688-8229

___________________________________________________________
____
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On March 31, 1996 there were 25,314,876 shares of the registrant's common stock outstanding.


                                     Sequential Page No. 1




                      TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION                        Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          February 29, 1996 and November 30, 1995      3

          Consolidated Statements of Operations
          Three Months Ended February 29, 1996
          and February 28, 1995                        5

          Consolidated Statements of Cash Flows
          Three Months Ended February 29, 1996
          and February 28, 1995                        6

          Notes to Consolidated Financial Statements
          February 29, 1996                            7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations           9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                            14

Item 6.   Exhibits and Reports on Form 8-K             14


SIGNATURES                                             15









                                            Sequential  Page
No. 2



                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                             February 29,      November 30,
                                                1996               1995
                                            ________________________________
CURRENT ASSETS:
 Cash and cash equivalents                  $    500,558       $  5,565,654
 Short-term investments                       11,275,252          8,824,163
 Receivables:
  Trade accounts                               9,883,909         10,114,935
  Notes                                        2,907,644          2,918,762
  Allowance for doubtful accounts
   and impaired notes                         (1,589,587)        (1,592,607)
                                            _____________      _____________
                                              11,201,966         11,441,090

 Refundable income taxes                       4,697,990          4,418,936
 Deferred income taxes                         2,463,089          2,463,089
 Inventories                                  12,444,173         12,920,468
 Prepaid expenses and other assets             2,266,520          2,098,366
 Assets held for sale                          2,847,756          3,625,375
                                            _____________      _____________

    TOTAL CURRENT ASSETS                      47,697,304         51,357,141

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    23,410,187         23,402,389
 Furniture, vehicles, and equipment           47,417,615         47,325,993
 Leasehold improvements                        3,319,745          3,214,117
 Construction in progress                        218,892             31,483
 Allowances for depreciation
  and amortization                           (32,210,728)       (31,130,608)
                                            _____________      _____________

                                              45,022,531         45,710,194

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and impaired
  notes of $9,484,673 in 1996 and
  $9,585,410 in 1995)                          7,001,935          7,035,259
 Intangibles (less amortization of
  $1,561,773 in 1996 and $1,514,068 in 1995)   3,579,581          3,517,942
 Other                                         3,349,377          4,004,707
                                            _____________      _____________

                                              13,930,893         14,557,908
                                            _____________      _____________

     TOTAL ASSETS                           $106,650,728       $111,625,243
                                            =============      =============


See notes to consolidated financial statements.



                                                 Sequential Page No. 3




TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                             February 29,       November 30,
                                                1996               1995
                                            _________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  3,115,777       $  2,455,127
 Accrued expenses                              7,061,569          9,041,380
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                 13,348,794         14,667,955

LONG-TERM DEBT, less current portion          12,112,330         12,640,904

DEFERRED INCOME TAXES                          2,137,617          2,137,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued -
  27,062,345 in 1996 and 1995                  2,706,235          2,706,235
 Additional paid-in capital                   25,547,184         25,547,184
 Retained earnings                            61,874,839         63,661,235
                                            _____________      _____________

                                              90,128,258         91,914,654

Less treasury stock, at cost (1,705,869
 shares in 1996 and 1,387,069 in 1995)       (11,076,271)        (9,735,887)
                                            _____________      _____________

 TOTAL STOCKHOLDERS' EQUITY                   79,051,987         82,178,767
                                            _____________      _____________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $106,650,728       $111,625,243
                                            =============      =============

See notes to consolidated financial statements.












                                                 Sequential Page No. 4





TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                             February 29,       February 28,
                                                1996               1995
                                            _________________________________
Sales                                       $ 15,052,899        $ 25,231,842
Cost of sales                                  9,451,986          15,067,896
                                            _____________       _____________
  GROSS PROFIT                                 5,600,913          10,163,946

Franchising revenues:
 Initial franchise and license fees              532,750             195,900
 Royalty income                                1,692,004           1,766,579
                                            _____________       _____________
                                               2,224,754           1,962,479
                                            _____________       _____________

                                               7,825,667          12,126,425

OPERATING EXPENSES:
 Selling, general, and administrative
  expenses                                     8,637,058          16,255,400
 Provision for doubtful accounts
  and impaired notes                              22,055           2,677,001
                                            _____________       _____________
                                               8,659,113          18,932,401
                                            _____________       _____________

  LOSS FROM OPERATIONS                          (833,446)         (6,805,976)

Other income (expense):
 Interest expense                               (262,754)           (298,451)
 Interest income                                 275,778             274,440
 Other income                                     43,996              25,444
                                            _____________       _____________
                                                  57,020               1,433
                                            _____________       _____________

  LOSS BEFORE INCOME TAXES                      (776,426)         (6,804,543)

Income tax benefit                              (271,749)         (2,369,253)


                                            _____________       _____________

  NET LOSS                                  $   (504,677)       $ (4,435,290)
                                            =============       =============
  Net loss per share                        $      (0.02)       $      (0.17)
                                            =============       =============

  Average shares outstanding                  25,563,836          25,595,638
                                            =============       =============

  Cash dividends paid per share             $       0.05        $       0.05
                                            =============       =============

See notes to consolidated financial statements.







                                                      Sequential Page No. 5



TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                               February 29,       February 28,
                                                   1996               1995
                                               ________________________________
OPERATING ACTIVITIES
Net loss                                       $   (504,677)      $ (4,435,290)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                   1,295,965          2,981,444
  Amortization of intangibles                        47,705            155,042
  Provision for doubtful accounts and
   impaired notes                                    22,055          2,677,001
  Gain on disposal of property and equipment         (2,864)            (1,354)
Changes in operating assets and liabilities:
  Receivables                                        29,444         (2,294,022)
  Inventories                                       476,295         (3,644,413)
  Prepaid expenses                                 (168,154)          (316,461)
  Distribution allowances                              -              (175,860)
  Assets held for disposal                          777,619               -
  Intangibles and other assets                      480,785            218,243
  Accounts payable and accrued expenses          (1,319,161)           307,491
  Income taxes                                     (279,054)        (1,661,388)
                                               _____________      _____________

    NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                     855,958         (6,189,567)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment        (597,575)        (3,877,561)
Proceeds from sales of property and equipment        37,600             89,089
Origination of notes receivable                     (48,364)           (92,539)
Principal collected on notes receivable             289,051            631,690
Purchases of short-term investments              (5,012,019)           (92,112)
Proceeds from sale of short-term investments      2,560,930          6,777,222
                                               _____________      _____________

    NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                        (2,770,377)         3,435,789

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                     -                 2,188
Dividends paid                                   (1,281,719)        (1,279,713)
Purchases of treasury stock                      (1,340,384)              -
Principal payments of long-term debt               (528,574)          (612,547)
                                               _____________      _____________

    NET CASH USED IN FINANCING ACTIVITIES        (3,150,677)        (1,890,072)
                                               _____________      _____________

    DECREASE IN CASH AND CASH EQUIVALENTS        (5,065,096)        (4,643,850)
Cash and cash equivalents at beginning
 of period                                        5,565,654          4,938,118
                                               _____________      _____________

    CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                 $    500,558       $    294,268
                                               ==============     =============





See notes to consolidated financial statements.


                                                  Sequential
Page No. 6


TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 1996

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

NOTE B -- RECLASSIFICATIONS AND RESTATEMENT

Certain  amounts   in   the  1995   consolidated   financial
statements have  been reclassified  to conform  to the  1996 presentation.

Net loss per share as originally reported differ from the amount set forth in the Consolidated Statement of Operations for the first quarter of 1995 due to the adoption of Finanical Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" in 1995. The effect of the adoption of this statement increased the net loss by $1,615,836 or $.06 per share.


NOTE C -- INVENTORIES

                                  February 29,    November 30,
                                      1996           1995
                                  ____________    ____________
Manufacturing materials and
  supplies                        $ 5,224,719     $ 4,449,940

Finished yogurt products and
  other food products               3,214,904       4,203,058

Equipment and other products        4,004,550       4,267,470
                                  ____________    ____________

                                  $12,444,173     $12,920,468
                                  ============    ============


NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                  February 29,    November 30,
                                     1996           1995
                                  ____________    ____________
Rent                              $ 1,310,024     $ 1,547,372

Compensation                        2,155,631       3,355,348

Other                               3,595,914       4,138,660
                                  ____________    ____________

                                  $ 7,061,569     $ 9,041,380
                                  ============    ============





                                       Sequential Page No. 7






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
















                                         Sequential Page No.
8




ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the first quarter of 1996 decreased 40 percent from sales in the first quarter of 1995. As described below, this decrease in sales is primarily related to the sale of the rights for manufacturing and distribution of "TCBY"(Registered) refrigerated yogurt products to Mid-America Dairymen, Inc. in April 1995, and the franchising or closing of most Company-owned stores. The Company operates primarily in two segments: food products and equipment. The following table sets forth sales by category within the Company's primary segments of operation (dollars in thousands):





                                      1st Quarter              1st Quarter
                                        1996                    1995
                                 ____________________     ____________________
                                  Sales           %        Sales           %
                                 ________       _____     ________       _____
Food Products:
______________
 Yogurt sales to ProSource
  and other food service
  distributors                   $  8,246        55%      $  8,901        35%
 Yogurt sales to the retail
  grocery trade                     2,177        14%         8,713        35%
 Retail sales by Company-
  owned stores                      1,326         9%         3,640        14%
                                 ________       _____     ________       _____
                                   11,749        78%        21,254        84%

Equipment:
__________
 Sales by the Company's
  equipment distributor             2,265        15%         2,556        10%
 Sales of manufactured
  specialty vehicles                  784         5%         1,186         5%
                                 ________       _____     ________       _____
                                    3,049        20%         3,742        15%
Other                                 255         2%           236         1%
                                 ________       _____     ________       _____

Total Sales                      $ 15,053       100%      $ 25,232       100%
                                 ========       =====     ========       =====







Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to ProSource Distribution Services and to other foodservice distributors, which distribute yogurt and other products to "TCBY"(Registered) stores and non-traditional locations, and sales to international master franchisees of frozen yogurt products and proprietary ingredients for the manufacture of frozen yogurt products in the countries that produce locally, (ii) sales of hardpack frozen yogurt, refrigerated yogurt, and frozen novelties for distribution to the retail grocery trade, and (iii) retail sales of yogurt and related food items by Company-owned stores. Sales in the food products segment decreased from $21.3 million in the first quarter of 1995 to $11.7 million during the first quarter of 1996.

                                         Sequential Page No.
9





Wholesale sales of frozen yogurt decreased 7 percent during the first quarter of 1996 as compared to the first quarter of 1995. This is attributed primarily to a reduction in the number of domestic traditional "TCBY"(Registered) stores in operation and a decline in yogurt purchased by operating stores during the first quarter of 1996 compared to the same period in 1995. The purchases of yogurt by operating stores is generally greater during warm weather conditions and diminishes during periods of inclement weather. As weather conditions throughout the USA during the first quarter of 1996 were generally more severe than the prior year, purchases of yogurt by operating stores were adversely impacted.

The following table sets forth location activity for the first quarter of 1996 and 1995.






                                                                          NON-
                             FRANCHISED    COMPANY      INTERNATIONAL  TRADITIONAL
                               STORES      STORES         LOCATIONS     LOCATIONS   L
                             1996   1995  1996  1995    1996    1995   1996   1995  1
                            _________________________________________________________
                                                                                    <
 For the first quarter:
  Locations open at
   beginning of period      1,218  1,245   42    96     187     141   1,273  1,319  2
  Opened                        2     10    -     -      16      10      47     46
  Closed                      (18)   (16)  (1)   (8)    (11)      -     (62)   (35)
Locations transferred           6      -  (15)    -       -       -       9      -
                            _________________________________________________________

  Locations open at
   end of period            1,208  1,239   26    88     192     151   1,267  1,330  2
                            =========================================================








Included in the franchised and Company store information are 146 and 163 "TCBY"(Registered) stores closed for relocation or for the season on February 29, 1996 and February 28, 1995, respectively. During the first quarter of 1996, 62 non-traditional locations were closed. These locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional locations. In addition, the Company's joint venture partners were not successful in retaining all of the "TCBY"(Registered) locations at the Dallas/Ft. Worth, Atlanta, and Los Angeles airports where the foodservice contracts were up for bid in 1995, thus, closings in these airports will occur during 1996. The amount of the expected decline in frozen yogurt sales in these airports is not known at this time due to uncertain closing dates and relocation of existing units at these sites; however, these airports have historically experienced higher yogurt sales than other non-traditional locations.




                                        Sequential Page  No.
10



Sales of yogurt to the retail grocery trade decreased 75 percent during the first quarter of 1996 as compared to the first quarter of 1995. In April 1995, the Company sold the
rights for   exclusive manufacturing and  distribution of the
"TCBY"(Registered) refrigerated  yogurt products  throughout
the  United  States  to  Mid-America  Dairymen,  Inc.,   who
co-packed the products for the Company. The Company's sales of refrigerated yogurt products totaled approximately $5.3 million in the first quarter of 1995. In addition, during the fourth quarter of 1995, the Company began to focus on geographic regions where the hardpack products can be
delivered and marketed  in a  more efficient  manner.   This
action has improved operating results but has resulted in lower sales of hardpack frozen yogurt products in 1996.

Sales by Company-owned stores declined 64 percent during the first quarter of 1996 as compared to the first quarter of 1995. This decline results primarily from a reduction of Company-owned stores operated during the first quarter of 1996. During the fourth quarter of 1995, the Company decided to franchise or close most of the Company-owned stores. The Company believes the stores can operate more effectively with local ownership. The divestiture of the stores will lower future sales in the food products segment. At February 29, 1996, the Company operated 26 stores most of which the Company expects to franchise during the remainder of 1996.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment decreased 19 percent during the first quarter of 1996 over the same period in the prior year. The decrease in sales is primarily due to decreased orders for specialty vehicles at the Company's equipment manufacturer. The Company has taken steps to divest its equipment manufacturer located in Fresno, California as this subsidiary is no longer a part of the Company's core business.

The ratio of cost of sales to sales was 63 percent for the first quarter of 1996 as compared to 60 percent for the first quarter of 1995. The ratio of cost of sales to sales for the food products segment and equipment segment in the first quarter of 1996 was 60 percent and 80 percent, respectively, compared to 57 percent and 77 percent, respectively, in the first quarter of 1995.











                                         Sequential Page No.
11


The increase in the overall cost of sales to sales ratio is attributed to a number of factors including the Company's decision to franchise or close most of its Company-owned stores. The Company-owned stores have a lower cost of sales to sales ratio than the overall ratio for the food products segment. Therefore, as such stores are sold or closed, the cost of sales to sales ratio is increased. In addition, milk prices which represent a major component of the Company's cost of sales increased during the first quarter of 1996 compared to the first quarter of 1995. Milk prices are expected to remain higher in the second quarter of 1996 compared to the same period in 1995. Lastly, the overhead cost per unit at the Company's manufacturing facility in Dallas has increased during 1996 as a result of lower volumes produced compared to the previous year and higher total overhead costs primarily related to the expansion of the manufacturing facility. The increase in the cost of sales to sales ratio was partially offset by reduced sales to the retail grocery trade. Wholesale sales to the retail grocery trade and private label customers, which have a higher cost of sales to sales ratio, were a smaller percentage of total food products sales in the first quarter of 1996 compared to the prior year primarily because of the sale of the refrigerated yogurt product line.

Franchising revenues consist of initial franchise and license fees and royalty income. In the first quarter of 1996, initial franchise and license fees increased 172 percent while royalty income decreased four percent from the same period in 1995. This increase in franchise and license fees results primarily from increased initial international and domestic franchise fees. The decrease in royalty income is due primarily to a decrease in domestic royalties as a result of the decrease in domestic traditional "TCBY"(Registered) stores and a decline in store sales noted above.

Operating expenses decreased 54 percent in the first quarter of 1996 compared to the same period in 1995. The decrease is attributable to several factors including: (i) a decrease in the provision for doubtful accounts and impaired notes as 1995 includes charges related to the adoption of Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan"; (ii) a reduction in depreciation and amortization due to the reduction in the basis of various assets associated with the adoption of Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1995;
(iii) a reduction in selling and marketing costs due to the sale of the refrigerated yogurt line in April 1995 and the Company's decision to focus distribution of its hardpack frozen yogurt products to the retail grocery trade in geographic regions where the products can be delivered and marketed in a more efficient manner; (iv) a reduction in selling, general, and administrative expenses related to corporate stores due to the franchising or closing of most corporate stores as discussed above, and; (v) a restructuring of the Company's organization in the fourth quarter of 1995. As a percentage of combined sales and franchising revenues, operating expenses were 50 percent and 70 percent for the first quarter of 1996 and 1995, respectively.

                                         Sequential Page No.
12





LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. However, the Company normally experiences a decrease in cash and cash equivalents in the first quarter as a result of the seasonality of its business. The Company's cash and short-term investments decreased approximately $2.6 million in the first quarter of 1996. This decrease resulted primarily from (i) the net loss for the first quarter of 1996, (ii) purchases of treasury stock, and (iii) a cash dividend of five cents per share or $1.3 million paid in January 1996. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

On February 29, 1996, working capital was $34.3 million compared to $36.7 million on November 30, 1995. The current ratio was 3.6 to 1.0 on February 29, 1996 and 3.5 to 1.0 on November 30, 1995. The long-term debt to equity ratio was
 .15 to 1.0 at February 29, 1996 and November 30, 1995.   The
Company has tangible net worth of $75.5 million at  February
29, 1996.

On March 15, 1996, the Company's Board of Directors declared a five cents per share dividend payable on April 12, 1996 to the stockholders of record on March 29, 1996. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.










                                         Sequential Page No.
13




                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
4(a)               Second Amendment  to Second  Amended  and
                   Restated Loan Agreement and Amendment to
                   Loan Documents.

27              Article 5,  Financial Data Schedule for  the
                First Quarter Fiscal 1996 Form 10-Q

99(a)         Press release, dated February 12, 1996, "TCBY
              Enterprises, Inc. Announces Promotion of Gene
              Whisenhunt  to Executive Vice President  and
              Chief Financial Officer"

99(b)         Press release, dated March 13, 1996, "TCBY
              Licenses Development in Israel"

99(c)         Press release, dated March 15, 1996, "TCBY
              Reports Improved Operating Results for First
              Quarter"

99(d)         Press release, dated March 26, 1996, "TCBY
              Names Tony Passarello Senior Vice President of
              Marketing"

            b)  The Company filed  a Current Report on  Form
                8-K, dated December 1, 1995 in relation to stock repurchase, franchising of Company-owned stores, and other developments.




























                                         Sequential Page No.
14





                            SIGNATURES
                            __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:   04/11/96                    /s/  Frank  D. Hickingbotham
                                   ___________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer






Date:  04/11/96                    /s/ Gene Whisenhunt
                                   ___________________________
                                   Gene Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer































                                         Sequential Page No.
15