Form 10-Q
period 1996-05-31
TCBY ENTERPRISES INC
filed 1996-07-12
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q


(Mark One)
_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 1996
                                _____________

                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from   ______________   to
______________

Commission file number  1-10046
                        _______



                       TCBY ENTERPRISES, INC.
___________________________________________________________
(Exact name or registrant as specified in its charter)



   Delware                                   71-0552115
___________________________________________________________
(State of other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

425 West Capitol Avenue   Little Rock, Arkansas     72201
___________________________________________________________
(Address of principal executive offices)         (Zip Code)


                           (501) 688-8229

___________________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On June 30, 1996 there were 25,135,476 shares of the registrant's common stock outstanding.




                                     Sequential Page No. 1




                       TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION                                  Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          May 31, 1996 and November 30, 1995                       3

          Consolidated Statements of Operations
          Quarter ended and six months ended
          May 31, 1996 and 1995                                    5

          Consolidated Statements of Cash Flows
          Six months ended May 31, 1996 and 1995                   6

          Notes to Consolidated Financial Statements
          May 31, 1996                                             7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       16

Item 4.   Submission of Matters to a Vote of
          Security Holders                                        16

Item 6.   Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                        18





                                      Sequential Page No. 2






                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                May 31,         November 30,
                                                  1996              1995
                                            _________________________________
CURRENT ASSETS:
 Cash and cash equivalents                  $ 10,844,702       $  5,565,654
 Short-term investments                        4,977,292          8,824,163
 Receivables:
  Trade accounts                              13,547,397         10,114,935
  Notes                                        2,817,714          2,918,762
  Allowance for doubtful accounts
   and impaired notes                         (1,495,391)        (1,592,607)
                                            _____________      _____________
                                              14,869,720         11,441,090

 Refundable income taxes                         291,377          4,418,936
 Deferred income taxes                         3,194,403          2,463,089
 Inventories                                  13,454,710         12,920,468
 Prepaid expenses and other assets             2,226,043          2,098,366
 Assets held for sale                          1,660,036          3,625,375
                                            _____________      _____________

    TOTAL CURRENT ASSETS                      51,518,283         51,357,141

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    23,429,544         23,402,389
 Furniture, vehicles, and equipment           47,506,837         47,325,993
 Leasehold improvements                        3,319,980          3,214,117
 Construction in progress                        649,916             31,483
 Allowances for depreciation
  and amortization                           (33,332,397)       (31,130,608)
                                            _____________      _____________

                                              44,440,700         45,710,194

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and impaired
  notes of $9,223,083 in 1996 and
  $9,585,410 in 1995)                          6,756,368          7,035,259
 Intangibles (less amortization of
  $1,615,323 in 1996 and $1,514,068 in
  1995)                                        3,585,225          3,517,942
 Other                                         1,891,623          4,004,707
                                            _____________      _____________

                                              12,233,216         14,557,908
                                            _____________      _____________

     TOTAL ASSETS                          $108,192,199       $111,625,243
                                            =============      =============

See notes to consolidated financial statements.


                                     Sequential Page No. 3

 TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                May 31,        November 30,
                                                 1996              1995
                                            _________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $ 4,304,930        $ 2,455,127
 Accrued expenses                             6,521,107         9,041,380
 Current portion of long-term debt            3,171,448         3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                13,997,485         14,667,955

LONG-TERM DEBT, less current portion         11,319,468         12,640,904

DEFERRED INCOME TAXES                         3,354,567          2,137,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued
  27,062,345 shares in 1996 and 1995           2,706,235          2,706,235
 Additional paid-in capital                   25,547,184         25,547,184
 Retained earnings                            63,062,316         63,661,235
                                            _____________      _____________

                                              91,315,735         91,914,654

 Less treasury stock, at cost (1,857,469
  shares in 1996 and 1,387,069 in 1995)      (11,795,056)        (9,735,887)
                                            _____________      _____________

     TOTAL STOCKHOLDERS' EQUITY               79,520,679         82,178,767
                                            _____________      _____________

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $108,192,199       $111,625,243
                                            =============      =============

See notes to consolidated financial statements.



                                                 Sequential Page No. 4



TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Quarter Ended                    Six Months Ended
                                     May 31,                            May 31,
                            1996             1995               1996            1995
                         ____________________________________________________________
Sales                    $24,578,698      $30,362,346       $ 39,631,597    $ 55,594,
Cost of sales             15,745,751       16,958,946         25,197,737      32,026,
                         ____________     ____________      _____________   _________
  GROSS PROFIT             8,832,947       13,403,400         14,433,860      23,567,

Franchising revenues:
 Initial franchise and
  license fees               616,875          419,000          1,149,625         614,
 Royalty income            2,749,467        2,754,868          4,441,471       4,521,
                         ____________     ____________      _____________   _________
                           3,366,342        3,173,868          5,591,096       5,136,
                         ____________     ____________      _____________   _________

                          12,199,289       16,577,268         20,024,956      28,703,

Operating expenses:
 Selling, general, and
  administrative expenses  8,472,689       14,862,570         17,109,747      31,117,
 Provision for doubtful
  accounts and impaired
  notes                       22,303          399,443             44,358       3,076,
                         ____________     ____________      _____________   _________
                           8,494,992       15,262,013         17,154,105      34,194,

  INCOME (LOSS) FROM
   OPERATIONS              3,704,297        1,315,255          2,870,851      (5,490,

Other income (expense):
 Interest expense           (240,030)        (225,540)          (502,784)       (523,
 Interest income             246,013          228,944            521,791         503,
 Other income                 63,904        2,439,790            107,900       2,465,
                         ____________     ____________      _____________   _________
                              69,887        2,443,194            126,907       2,444,
                         ____________     ____________      _____________   _________
  INCOME (LOSS) BEFORE
   INCOME TAXES            3,774,184        3,758,449          2,997,758     (3,046,0

Income tax expense
  (benefit)                1,320,963        1,318,351          1,049,214     (1,050,9
                         ____________     ____________      _____________   _________

  NET INCOME (LOSS)      $ 2,453,221      $ 2,440,098       $  1,948,544    $ (1,995,
                         ============     ============      =============   =========
  Net income (loss)
    per share            $      0.10      $      0.10       $       0.08    $      (0
                         ============     ============      =============   =========
  Average shares
   outstanding            25,282,552       25,556,636         25,422,426      25,575,
                         ============     ============      =============   =========
  Cash dividends paid
    per share            $      0.05      $      0.05       $       0.10    $       0
                         ============     ============      =============   =========

See notes to consolidated financial statements.



                                  Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                                             May 31,
                                                   1996               1995
                                              ________________________________
OPERATING ACTIVITIES
 Net income (loss)                             $  1,948,544       $ (1,995,192)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
   operating activities:
  Depreciation and amortization                   2,562,161          5,784,228
  Amortization of intangibles                       101,256            315,418
  Provision for doubtful accounts and
   impaired notes                                    44,358          3,076,444
  Deferred income taxes                             485,636               -
  (Gain) loss on sales of property
   and equipment                                    (26,396)            31,928
  Gain on sale of product line                         -            (2,370,046)
  Changes in operating assets and liabilities:
   Receivables                                   (3,787,176)        (1,097,172)
   Inventories                                     (534,242)        (4,979,306)
   Prepaid expenses                                (127,677)          (317,775)
   Distribution allowances                             -              (415,234)
   Assets held for disposal                       1,965,339               -
   Intangibles and other assets                   1,811,152            693,099
   Accounts payable and accrued expenses           (670,470)        (2,541,384)
   Income taxes                                   4,127,559             26,974
                                               _____________      _____________
    NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES              7,900,044         (3,788,018)

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (1,448,587)        (7,946,386)
 Proceeds from sales of property and equipment      288,472            417,569
 Origination of notes receivable                   (107,237)          (275,968)
 Principal collected on notes receivable            727,553          1,289,145
 Purchases of short-term investments             (9,481,107)        (3,118,602)
 Proceeds from maturity of short-term
  investments                                    13,327,978         13,792,222
 Proceeds from sale of product line                    -             1,200,000
                                               _____________      _____________
    NET CASH PROVIDED BY INVESTING ACTIVITIES    3,307,072          5,357,980

FINANCING ACTIVITIES
 Proceeds from sale of common stock                    -                 3,969
 Dividends paid                                  (2,547,463)        (2,559,470)
 Purchases of treasury stock                     (2,059,169)          (324,688)
 Principal payments of long-term debt            (1,321,436)        (1,225,690)
                                               _____________      _____________
    NET CASH USED IN FINANCING ACTIVITIES        (5,928,068)        (4,105,879)
                                               _____________      _____________

   INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                            5,279,048         (2,535,917)

Cash and cash equivalents at beginning
 of period                                        5,565,654          4,938,118
                                               _____________      _____________
    CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                  $ 10,844,702       $  2,402,201
                                               =============     =============

See notes to consolidated financial statements.

                                                      Sequential Page No. 6







TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 1996

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

NOTE B -- RECLASSIFICATIONS AND RESTATEMENT

Certain  amounts   in   the  1995   consolidated   financial
statements have  been reclassified  to conform  to the  1996 presentation.

Net loss per share as originally reported differs from the amount set forth in the Consolidated Statement of Operations for the first six months of 1995 due to the adoption of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" in November 1995. The effect of the adoption of this statement increased the net loss by $1,615,836 or $.06 per share for the first six months of 1995.






NOTE C -- INVENTORIES

                                    May 31,       November 30,
                                     1996            1995
                                  ___________     ____________
Manufacturing materials and
  supplies                        $ 5,814,438     $ 4,449,940

Finished yogurt products and
  other food products               4,009,106       4,203,058

Equipment and other products        3,631,166       4,267,470
                                  ___________     ____________

                                  $13,454,710     $12,920,468
                                  ===========     ===========


                                       Sequential Page No. 7




NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                    May 31,       November 30,
                                     1996            1995
                                 ___________     ____________
Rent                              $ 1,034,470     $ 1,547,372

Compensation                        2,069,151       3,355,348

Other                               3,417,486       4,138,660
                                  ___________     ____________

                                  $ 6,521,107     $ 9,041,380
                                  ===========     ===========






NOTE E -- CONTINGENCIES

A purported investor in a former franchisee has claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested are $8.7 million. The Company has also been named in this suit as a defendant and has cross-claimed the former franchisee. The Company believes the plaintiff's claims against the Company to be without merit, and the Company is vigorously contesting the suit to the extent the pace of the litigation allows.

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



                                      Sequential Page No. 8


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales during the second quarter of 1996 decreased 19 percent from sales in the second quarter of 1995. Total sales during the first six months of 1996 decreased 29 percent from sales in the first six months of 1995. As described below, the decrease in sales are primarily related to the franchising or closing of most Company-owned stores, the sale of the rights for manufacturing and distribution of "TCBY"(Registered) refrigerated yogurt products to Mid-America Dairymen, Inc. in April 1995, and the Company's decision to focus on geographic regions where hardpack products can be delivered and marketed in a more efficient manner. The Company operates primarily in two segments: food products and equipment. The following table sets forth sales by category within the Company's primary segments of operation (dollars in thousands):



                               Quarter Ended May 31,                Six Months Ended
                             1996                1995               1996
                       Sales      %      Sales      %     Sales     %      Sales
                      _______     ____    _______    ____    _______   ____     _____
Food Products:
 Yogurt sales to
  ProSource
  Distribution
  Services and
  other foodservice
  distributors        $14,559     59%     $14,965     49%    $22,805    57%     $23,8
 Yogurt sales to the
  retail grocery
  trade                 4,467     18%       5,941     20%      6,644    17%      14,6
 Retail sales by
  Company-owned
   stores                 883     4%     5,195    17%    2,209    6%      8,835   16%
                      _______     ____    _______    ____    _______   ____     _____

                       19,909     81%      26,101     86%     31,658    80%      47,3

Equipment:
 Sales by the
  Company's equip-
  ment distributor      3,719     15%       2,964     10%      5,984    15%       5,5
 Sales of manufac-
  tured specialty
  vehicles                690     3%      1,030     3%     1,474    4%      2,216
                      _______    ____     _______    ____    _______   ____     _____

                        4,409     18%       3,994     13%      7,458    19%       7,7
Other                     261     1%        267     1%       516    1%        503
                      _______    ____     _______    ____    _______   ____     _____
Total Sales           $24,579    100%     $30,362    100%    $39,632   100%     $55,5
                      =======    ====     =======    ====    =======   ====     =====




                                         Sequential Page No. 9






Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to ProSource Distribution Services and to other foodservice distributors, which distribute yogurt and other products to "TCBY"(Registered) stores and non-traditional locations, and sales to international master franchisees of frozen yogurt products and proprietary ingredients for the manufacture of frozen yogurt products in the countries that produce locally, (ii) sales of hardpack frozen yogurt, refrigerated yogurt (through April 1995), and frozen novelties for distribution to the retail grocery trade, and (iii) retail sales of yogurt and related food items by Company-owned stores.

Wholesale sales of frozen yogurt decreased three percent and four percent during the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. These decreases are attributed primarily to a reduction in the number of domestic traditional "TCBY"(Registered) stores in operation and a decline in yogurt purchased by operating stores during 1996 compared to 1995. The purchases of yogurt by operating stores is generally greater during warm weather conditions and diminishes during periods of inclement weather. As weather conditions throughout the USA during the first quarter and part of the second quarter of 1996 were generally more severe than the prior year, purchases of yogurt by operating stores were adversely impacted. The Company also believes the sale of frozen yogurt during the second quarter of 1996 was adversely impacted by an aggressive marketing campaign of one of its primary competitors.

The following table sets forth location activity for the second quarter and first six months of 1996 and 1995.







                                   Sequential Page No. 10







                                                                         NON-
                             FRANCHISED    COMPANY      INTERNATIONAL  TRADITIONAL
                               STORES      STORES         LOCATIONS     LOCATIONS   L
                             1996   1995  1996  1995    1996    1995  1996   1995  19
                            _________________________________________________________
                                                                                   <c
For the second quarter:
 Locations open at
  beginning of period       1,208  1,239   26    88     192     151   1,267  1,330  2
 Opened                        12      7    -     -       6      15     119     72
 Closed                       (10)   (16)   -     -      (4)      -     (75)  (121)
 Locations transferred         18      1  (18)   (1)      -       -       -      -
                            _________________________________________________________

 Locations open at
  end of period             1,228  1,231    8    87     194     166   1,311  1,281  2
                            =========================================================

                                                                          NON-
                             FRANCHISED   COMPANY      INTERNATIONAL   TRADITIONAL
                               STORES     STORES         LOCATIONS      LOCATIONS   L
                             1996   1995  1996  1995    1996    1995  1996   1995  19
                            _________________________________________________________
                                                                                   <c
For the first six months:
 Locations open at
  beginning of period       1,218  1,245   42    96     187     141   1,273  1,319  2
 Opened                        14     17    -     -      22      25     166    118
 Closed                       (28)   (32)  (1)   (8)    (15)      -    (137)  (156)
 Locations transferred         24      1  (33)   (1)      -       -       9      -
                            _________________________________________________________

 Locations open at
  end of period             1,228  1,231    8    87     194     166   1,311  1,281  2
                            =========================================================






Included in the franchised and Company store information are 127 "TCBY"(Registered) stores closed for relocation or for the season on May 31, 1996 and 1995. During the first six months of 1996, 137 non-traditional locations were closed. These locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional locations. In addition, the Company's joint venture partners were not successful in retaining all of the "TCBY"(Registered) locations at the Dallas/Ft. Worth , Atlanta, and Los Angeles airports where the foodservice contracts were up for bid in 1995, thus, closings in these airports will occur during 1996. The amount of the expected decline in frozen yogurt sales in these airports is not known at this time due to uncertain closing dates and relocation of existing units at these sites; however, these airports have historically experienced higher yogurt sales than other non-traditional locations.

                                 Sequential Page  No. 11


Sales of yogurt to the retail grocery trade decreased 25 percent and 55 percent during the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. In April 1995, the Company sold the rights for exclusive manufacturing and distribution of the "TCBY"(Registered) refrigerated yogurt products throughout the United States to Mid-America Dairymen, Inc., who co-packed the products for the Company. The sale resulted in a pre-tax gain of $2.4 million in the second quarter of 1995 which is included in other income on the Consolidated Statements of Operations. The Company's sales of refrigerated yogurt products totaled approximately $5.3 million in 1995. During the fourth quarter of 1995, the
Company began to focus on geographic regions where the hardpack products can be delivered and marketed in a more efficient manner. This action has improved operating results but has resulted in lower sales of hardpack yogurt products to the retail grocery trade in 1996.

Sales by Company-owned stores declined 83 percent and 75 percent during the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. These declines result primarily from a reduction of Company-owned stores operated during 1996. During the fourth quarter of 1995, the Company decided to franchise or close most of the Company-owned stores. The Company believes the stores can operate more effectively with local ownership. The divestiture of the stores will lower future sales in the food products segment. At May 31, 1996 and 1995, the Company operated 8 stores and 87 stores, respectively. The Company expects to franchise most of the remaining stores during 1996.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to business and government entities. Sales in the equipment segment increased 10 percent during the second quarter of 1996 over the same period in the prior year. Sales decreased four percent during the first six months of 1996 over the same period in the prior year.

The  increase  in  sales   during  the  second  quarter   is
attributable to i ncreased sales at the Company's equipment distributor due to the opening of non-traditional locations which are purchasing a portion of their original equipment
packages from  the  Company.   These  increased  sales  were
partially offset by decreased orders for specialty  vehicles
at the Company's  equipment manufacturer.   The decrease  in
sales for the six month period is due to the same reasons described above except that the decrease in orders at the equipment manufacturer exceeded the increase in sales for
the equipment distributor.   The Company  has continued  the
process  to  possibly  divest  its  equipment   manufacturer
located in Fresno, California as this subsidiary is no longer a part of the Company's core business.


                           Sequential Page 12



The ratio of cost of sales  to sales was 64 percent for  the second quarter of 1996 as compared to 56 percent for the second quarter of 1995. The ratio of cost of sales to sales for the food products segment and equipment segment in the second quarter of 1996 was 62 percent and 77 percent, respectively, compared to 53 percent and 82 percent, respectively, in the second quarter of 1995.

The ratio of cost of sales to sales was 64 percent for the first six months of 1996 as compared to 58 percent for the
first six months  of 1995.   The rat  io of cost  of sales to
sales for the food products segment and equipment segment in the first six months of 1996 was 61 percent and 78 percent,
respectively,  compared  to  55  percent  and  80   percent,
respectively, in the first six months of 1995.

The increase in the overall cost of sales to sales ratio for
 1996 is  attributed to  a number of  factors including  the
Company's decision to franchise or close most of its Company-owned stores. The Company-owned stores have a lower cost of sales to sales ratio than the overall ratio for the food products segment. Therefore, as such stores are sold or closed, the cost of sales to sales ratio is increased. In addition, milk prices which represent a major component of the Company's cost of sales increased during 1996 compared to 1995. Milk prices have risen as a result of lower milk production primarily due to extremely high feed prices and strong consumer demand for dairy products. Milk prices are expected to remain higher in the third quarter of 1996 compared to the same period in 1995. Lastly, the overhead cost per unit at the Company's manufacturing facility in Dallas has increased during 1996 as a result of lower volumes produced compared to the previous year and higher total overhead costs primarily related to the 1995 expansion of the manufacturing facility. The increase in the cost of sales to sales ratio was partially offset by reduced sales to the retail grocery trade. Wholesale sales to the retail grocery trade and private label customers, which have a higher cost of sales to sales ratio, were a smaller percentage of total food products sales in 1996 compared to 1995 primarily for the reasons previously discussed.

Franchising revenues consist of initial franchise and license fees and royalty income. In the second quarter of 1996, initial franchise and license fees increased 47 percent over the same period in 1995 while royalty income was virtually unchanged compared to the same period in 1995. The increase in franchise and license fees results primarily from increased initial international and domestic franchise fees. The increase in domestic franchise fees results primarily from the expansion into convenience stores operated in association with national petroleum companies.

                                     Sequential Page No. 13


In the first six months of 1996, initial franchise and license fees increased 87 percent over the same period in 1995 while royalty income decreased two percent from the same period in 1995. The increase in franchise and license fees is discussed above. The decrease in royalty income is due primarily to a decrease in domestic royalties as a result of the decrease in domestic traditional "TCBY"(Registered) stores and the decline in store sales noted above.

Selling, general, and administrative expenses decreased 43 percent and 45 percent in the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. These decreases are attributable to several factors including: (i) a reduction in depreciation and amortization due to the reduction in the basis of various assets associated with the adoption of Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1995; (ii) a reduction in selling and marketing costs due to the sale of the refrigerated yogurt line in April 1995 and the Company's decision to focus distribution of its hardpack frozen yogurt products to the retail grocery trade in geographic regions where the products can be delivered and marketed in a more efficient manner; (iii) a reduction in expenses related to operation of corporate stores due to the franchising or closing of most of these stores as discussed above, and; (iv) a restructuring of the Company's organization in the fourth quarter of 1995. As a percentage of combined sales and franchising revenues, selling, general, and administrative expenses were 30 percent and 44 percent for the second quarter of 1996 and 1995, respectively. As a percentage of combined sales and franchising revenues, operating expenses were 38 percent and 51 percent for the first six months of 1996 and 1995, respectively.

The provision for doubtful accounts and impaired notes decreased 94 percent and 99 percent for the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. The decreases are attributable to the adoption of Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan" in 1995.




                                  Sequential Page No. 14




LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments increased approximately $1.4 million in the first six months of 1996. This increase resulted primarily from (i) the net income for the first six months of 1996, (ii) cash from the disposal of assets held for sale; and (iii) receipt of federal tax refunds from 1995 tax benefits. These increases were partially offset by purchases of treasury stock totalling $2.1 million and cash dividends of ten cents per share or $2.5 million paid in 1996. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.


On May 31, 1996, working capital was $37.5 million compared to $36.7 million on November 30, 1995. The current ratio was 3.7 to 1.0 on May 31, 1996 and 3.5 to 1.0 on November 30, 1995. The long-term debt to equity ratio was .14 to 1.0 at May 31, 1996 and .15 to 1.0 at November 30, 1995. The Company has tangible net worth of $75.9 million at May 31, 1996.

On June 14, 1996, the Company's Board of Directors declared a five cents per share dividend payable on July 15, 1996 to the stockholders of record on June 28, 1996. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.





                                Sequential Page No. 15



                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.

ITEM 4.     SUBMISSION  OF MATTERS  TO  A VOTE  OF  SECURITY
HOLDERS

a)   The Annual Meeting of Shareholders was held April 17,
     1996.

c)      A  total  of  23,845,452  shares  were  present   or
     represented at the meeting. The first matter voted upon was the unconstested election of directors. Abstentions and withholdings of votes constituted the differences between the total shares voted for each director and the total shares voting. All individuals nominated as directors of the Corporation were elected with the following number of votes:

          Frank D. Hickingbotham                 23,296,715
          Herren C. Hickingbotham                23,302,331
          William H. Bowen                       23,311,005
          Daniel R. Grant                        23,329,722
          F. Todd Hickingbotham                  23,297,478
          Don O'Neal Kirkpatrick                 23,292,114
          Marvin D. Loyd                         23,305,676
          Hugh H. Pollard                        23,335,196

     The second matter voted upon was a request to amend the 1992 Employee Stock Option Plan of TCBY Enterprises, Inc. (the "Plan") which would increase the number of shares available under the Plan by 500,000 shares. A total of 22,399,066 shares voted "for" the amendment and 1,323,499 voted "against" the amendment. Abstentions and withholdings of votes constituted the differences between the total shares voted and the total shares voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27              Article 5,  Financial Data Schedule for  the
              Second Quarter Fiscal 1996 Form 10-Q

99(a)         Press release, dated April 11, 1996, "TCBY
              Licenses Development in the Netherlands"

99(b)          Press release, dated April 15, 1996,  "TCBY's
              Hong Kong Franchisee Launches Distribution in 7-11
              Stores"

99(c)         Press release, dated April 17, 1996, "TCBY and
              Wall Street Deli Announce Co-Branding Plans"





                                    Sequential Page No. 16




99(d)         Press release, dated April 22, 1996, "TCBY to
              Launch $7.5  Million National  Television
              Campaign"

99(e)            Press release, dated  June 17, 1996,  "TCBY
              Reports Improved Results for the First Half of 1996"

99(f)         Press release, dated July 10, 1996, "TCBY and
              Texaco to Develop Caribbean and Latin American
              Locations"

           b)  The Company did not file any reports on  Form
              8-K during the three months ended May 31, 1996.




                                  Sequential Page No. 17



                            SIGNATURES
                            __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  07/12/96                 /s/ Frank D. Hickingbotham
                               ___________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  07/12/96                    /s/ Gene Whisenhunt
                                 ___________________________
                                   Gene Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer



                                     Sequential Page No. 18