Form 10-Q
period 1996-08-31
TCBY ENTERPRISES INC
filed 1996-10-11
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 1996
                                ________________
                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from   ______________   to
_____________

Commission file number  1-10046
                        _______


                       TCBY ENTERPRISES, INC.

___________________________________________________________
(Exact name or registrant as specified in its charter)


Delaware                                       71-0552115
____________________________________________________________
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


425 West Capitol Avenue   Little Rock, Arkansas     72201
__________________________________________________________
(Address of principal executive offices)         (Zip Code)


                           (501) 688-8229

__________________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On September 30, 1996 there were 24,774,876 shares of the registrant's common stock outstanding.




                                     Sequential Page No. 1


                       TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION
    Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          August 31, 1996 and November 30, 1995         3

          Consolidated Statements of Operations
          Quarter ended and nine months ended
          August 31, 1996 and 1995                      5

          Consolidated Statements of Cash Flows
          Nine months ended August 31, 1996 and 1995    6

          Notes to Consolidated Financial Statements
          August 31, 1996                               7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations           9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                             16


Item 6.   Exhibits and Reports on Form 8-K              16


SIGNATURES                                              17



















                                     Sequential Page No. 2



                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              August 31,        November 30,
                                                 1996               1995
                                            _________________________________
CURRENT ASSETS:
 Cash and cash equivalents                  $ 12,993,540       $  5,565,654
 Short-term investments                        4,172,309          8,824,163
 Receivables:
  Trade accounts                              11,904,259         10,114,935
  Notes                                        2,744,026          2,918,762
  Allowance for doubtful accounts
   and impaired notes                         (1,498,405)       (1,592,607)
                                            ______________     ______________
                                              13,149,880         11,441,090

 Refundable income taxes                            -             4,418,936
 Deferred income taxes                         2,790,639          2,463,089
 Inventories                                  11,851,603         12,920,468
 Prepaid expenses and other assets             1,745,666          2,098,366
 Assets held for sale                            972,806          3,625,375
                                            ______________     ______________

    TOTAL CURRENT ASSETS                     47,676,443         51,357,141

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    23,451,368         23,402,389
 Furniture, vehicles, and equipment           48,019,736         47,325,993
 Leasehold improvements                        3,481,730          3,214,117
 Construction in progress                      1,052,953             31,483
 Allowances for depreciation
  and amortization                           (34,469,662)      (31,130,608)
                                            ______________     ______________
                                              44,402,945         45,710,194

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and impaired
  notes of $9,184,847 in 1996 and
  $9,585,410 in 1995)                          6,385,250          7,035,259
 Intangibles (less amortization of
  $1,669,281 in 1996 and $1,514,068 in
  1995)                                        3,663,227          3,517,942
 Other                                         5,066,801          4,004,707
                                            ______________     ______________

                                              15,115,278         14,557,908
                                            ______________     ______________

    TOTAL ASSETS                           $ 107,194,666       $111,625,243
                                            ==============     ==============

See notes to consolidated financial statements.


                                       Sequential Page No. 3


 TCBY ENTERPRISES, INC.


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               August 31,       November 30,
                                                  1996              1995
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  2,833,669       $  2,455,127
 Accrued expenses                              5,817,700          9,041,380
 Income taxes payable                          1,210,602               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                13,033,419         14,667,955

LONG-TERM DEBT, less current portion          10,262,318         12,640,904

DEFERRED INCOME TAXES                         3,316,336          2,137,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued
  27,062,345 shares in 1996 and 1995           2,706,235          2,706,235
 Additional paid-in capital                   25,547,184         25,547,184
 Retained earnings                            65,559,180         63,661,235
                                            _____________      _____________
                                              93,812,599         91,914,654

 Less treasury stock, at cost (2,242,469
  shares in 1996 and 1,387,069 in 1995)      (13,430,006)       (9,735,887)
                                            _____________      _____________

     TOTAL STOCKHOLDERS' EQUITY              80,382,593         82,178,767
                                            _____________      _____________

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $107,194,666       $111,625,243
                                            =============      =============

See notes to consolidated financial statements.










                                                 Sequential Page No. 4


TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Quarter Ended                    Nine Months Ended
                                   August 31,                         August 31,
                            1996             1995               1996            1995
                         ____________________________________________________________
Sales                    $26,075,002      $35,176,849       $ 65,706,599    $ 90,771,
Cost of sales             16,727,654       20,640,143        41,925,391      52,666,9
                         ____________     ____________      _____________   _________
  GROSS PROFIT            9,347,348       14,536,706         23,781,208      38,104,0

Franchising revenues:
 Initial franchise and
  license fees               590,750          611,610          1,740,375       1,226,
 Royalty income            3,555,427        3,450,351          7,996,898       7,971,
                         ____________     ____________      _____________   _________
                           4,146,177        4,061,961          9,737,273       9,198,
                         ____________     ____________      _____________   _________

                         13,493,525       18,598,667         33,518,481      47,302,3

Operating expenses:
 Selling, general, and
  administrative expenses  7,787,936       14,722,484        24,897,683       45,840,
 Provision for doubtful
  accounts and impaired
  notes                       21,797          465,194             66,155       3,541,
                         ____________     ____________      _____________   _________
                           7,809,733       15,187,678         24,963,838      49,382,

  INCOME (LOSS) FROM
   OPERATIONS              5,683,792        3,410,989          8,554,643      (2,079,7

Other income (expense):
 Interest expense           (237,901)        (310,563)          (740,685)       (834,
 Interest income             299,085          194,188            820,876         697,
 Other income                 32,544           46,740          140,444       2,511,97
                         ____________     ____________      _____________   _________

                              93,728         (69,635)          220,635       2,374,992
                         ____________     ____________      _____________   _________
  INCOME BEFORE
   INCOME TAXES            5,777,520        3,341,354          8,775,278        295,26

Income tax expense         2,022,133        1,152,770          3,071,347         101,
                         ____________     ____________      _____________   _________

  NET INCOME             $ 3,755,387      $ 2,188,584       $  5,703,931    $    193,3
                         ============     ============      =============   =========
  Net income
   per share            $      0.15      $      0.09       $       0.23    $       0.
                         ============     ============      =============   =========
   Average shares
    outstanding           25,036,405       25,585,110         25,293,284      25,579,
                         ============     ============      =============   =========
   Cash dividends paid
    per share            $      0.05      $      0.05       $       0.15    $       0
                         ============     ============      =============   =========


See notes to consolidated financial statements.











                                  Sequential Page No. 5
TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                                           August 31,
                                                   1996               1995
                                               ________________________________
OPERATING ACTIVITIES
 Net income                                    $  5,703,931       $    193,392
 Adjustments to reconcile net income
  to net cash provided by
   operating activities:
  Depreciation and amortization                   3,880,564          8,452,357
  Amortization of intangibles                       155,213            465,854
  Provision for doubtful accounts and
   impaired notes                                    66,155          3,541,638
  Deferred income taxes                           1,051,169               -
  Gain on sales of property
   and equipment                                    (40,631)            (4,350)
  Gain on sale of product line                         -            (2,370,046)
  Changes in operating assets and liabilities:
   Receivables                                   (2,171,382)        (2,931,692)
   Inventories                                    1,068,865         (1,475,389)
   Prepaid expenses                                 352,700         (1,225,488)
   Distribution allowances                             -              (639,055)
   Assets held for disposal                       2,298,521               -
   Intangibles and other assets                  (1,564,935)          (861,867)
   Accounts payable and accrued expenses         (2,845,138)        (2,461,423)
   Income taxes                                   5,629,538          1,176,121
                                               _____________      _____________
    NET CASH PROVIDED BY OPERATING ACTIVITIES    13,584,570         1,860,052

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (2,331,386)        (9,190,366)
 Proceeds from sales of property and equipment      318,508            527,593
 Origination of notes receivable                   (223,284)          (359,944)
 Principal collected on notes receivable          1,306,315          1,704,830
 Purchases of short-term investments            (23,496,592)        (3,123,436)
 Proceeds from maturity of short-term
  investments                                    28,148,446         13,887,222
 Proceeds from sale of product line                    -             1,200,000
                                               _____________      _____________
     NET CASH PROVIDED BY INVESTING ACTIVITIES    3,722,007        4,645,899

FINANCING ACTIVITIES
 Proceeds from sale of common stock                    -               550,694
 Dividends paid                                  (3,805,986)        (3,835,727)
 Purchases of treasury stock                     (3,694,119)          (324,688)
 Principal payments of long-term debt            (2,378,586)       (2,423,483)
                                               _____________      _____________
     NET CASH USED IN FINANCING ACTIVITIES       (9,878,691)       (6,033,204)
                                               _____________      _____________

    INCREASE IN CASH AND CASH EQUIVALENTS        7,427,886            472,747

Cash and cash equivalents at beginning
 of period                                        5,565,654          4,938,118
                                               _____________      _____________
     CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $ 12,993,540       $  5,410,865
                                               =============      =============

See notes to consolidated financial statements.
                                                      Sequential Page No. 6







TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 1996

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

NOTE B -- RECLASSIFICATIONS AND RESTATEMENT

Certain  amounts   in   the  1995   consolidated   financial
statements have  been reclassified  to conform  to the  1996 presentation.

Net income per share as originally reported differs from the amount set forth in the Consolidated Statement of Operations for the first nine months of 1995 due to the adoption of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" in November 1995. The effect of the adoption of this statement decreased net income by $1,615,836 or $.06 per share for the first nine months of 1995.

NOTE C -- INVENTORIES

                                    August 31,    November 30,
                                       1996           1995
                                 ____________    ____________
Manufacturing materials and
  supplies                        $ 4,886,268     $ 4,449,940

Finished yogurt products and
  other food products               3,010,353       4,203,058

Equipment and other products        3,954,982      4,267,470
                                  ____________    ____________

                                  $11,851,603     $12,920,468
                                  ============    ============




                                       Sequential Page No. 7




NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                    August 31,    November 30,
                                      1996            1995
                                  ____________    ____________
Rent                              $ 1,058,654     $ 1,547,372

Compensation                        2,832,603       3,355,348

Other                               1,926,443      4,138,660
                                  ____________    ____________

                                  $ 5,817,700     $ 9,041,380
                                  ===========     ============




NOTE E -- CONTINGENCIES

A purported investor in a former franchisee has claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested are $8.7 million. The Company has also been named in this suit as a defendant and has cross-claimed the former franchisee. The Company believes the plaintiff's claims against the Company to be without merit, and t he Company is vigorously contesting the suit to the extent the pace of the litigation allows.

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












                                     Sequential Page No. 8



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS





The Company's total sales during the third quarter and first nine months of 1996 decreased 26 and 28 percent, respectively, from sales in the same periods of 1995. As described below, the decrease in sales are primarily related to the franchising or closing of most Company-owned stores, the sale of the rights for manufacturing and distribution of "TCBY"(Registered) refrigerated yogurt products to Mid-America Dairymen, Inc. in April 1995, and the Company's decision to focus on geographic regions where hardpack products can be delivered and marketed in a more efficient manner. The Company operates primarily in two segments: food products and equipment. The following table sets forth sales by category within the Company's primary segments of operation (dollars in thousands):





                             Quarter Ended August 31,            Nine Months Ended Au
                             1996                1995              1996
                       Sales     %      Sales      %     Sales     %      Sales     %
                      ________   ____     ________   ____    ________  ____     _____
Food Products:
 Frozen product sales
  to ProSource
  Distribution
  Services  and
  other foodservice
  distributors        $16,899     65%     $17,868     51%    $39,704    60%     $41,7
 Yogurt sales to the
  retail grocery
  trade                 4,523     17%       7,228     20%     11,167    17%      21,8
 Retail sales by
  Company-owned
  stores                  217      1%       6,030     17%      2,426     4%      14,8
                      ________   ____     ________   ____    ________  ____     _____
                       21,639     83%      31,126     88%     53,297    81%      78,4

Equipment:
 Sales by the
  Company's equip-
  ment distributor      3,341     13%       2,919      8%      9,325    14%       8,4
 Sales of manufac-
  tured specialty
  vehicles                833     3%        897        3%      2,307     4%       3,1
                      ________   ____     ________   ____    ________  ____     _____
                        4,174     16%       3,816     11%     11,632    18%      11,5
Other                     266     1%        235        1%        778     1%         7
                      ________   ____     ________   ____    ________  ____     _____
Total Sales           $26,075    100%     $35,177    100%    $65,707   100%     $90,7
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

Wholesale sales of frozen products decreased five percent during the third quarter and first nine months of 1996, compared to the same periods in 1995. These decreases are attributed primarily to a reduction in the number of domestic traditional "TCBY"(Registered) stores (franchised and company-owned) in operation and a decline in yogurt purchased by operating stores during 1996 compared to 1995.

The following table sets forth location activity for the third quarter and first nine months of 1996 and 1995.





                                                                          NON-
                             FRANCHISED    COMPANY     INTERNATIONAL  TRADITIONAL
                               STORES      STORES        LOCATIONS     LOCATIONS   LO
                            1996   1995  1996  1995    1996    1995  1996   1995  199
                            _________________________________________________________
For the third quarter:
 Locations open at
  beginning of period       1,228  1,231    8    87     194     166   1,311  1,281  2
 Opened                        15     14    -     -      42      18      96     63
 Closed                       (18)   (14)   -    (2)     (27)     -     (68)   (71)
 Locations transferred          6      -   (7)    -      -       -        1      -
                            _________________________________________________________

 Locations open at
  end of period             1,231  1,231    1    85     209     184   1,340  1,273  2
                            =========================================================

                                                                          NON-
                             FRANCHISED    COMPANY     INTERNATIONAL  TRADITIONAL
                               STORES      STORES        LOCATIONS     LOCATIONS   LO
                            1996   1995  1996  1995    1996    1995  1996   1995  199
                            _________________________________________________________
For the first nine months:
 Locations open at
  beginning of period       1,218  1,245   42    96     187     141   1,273  1,319  2
 Opened                        29     31    -     -      64      43     262    181
 Closed                       (46)   (46)  (1)  (10)    (42)      -    (205)  (227)
 Locations transferred         30      1  (40)   (1)      -       -      10      -
                            _________________________________________________________

 Locations open at
  end of period             1,231  1,231    1    85     209     184   1,340  1,273  2
                            =========================================================





                                                  Sequential Page No. 10



Included in the franchised store information are 127 and 119 "TCBY"(Registered) stores closed for relocation or for the
season on  August  31, 1996  and  1995, respectively.    The
non-traditional locations include sites at airports, travel plazas, colleges, hospitals, theme parks, and stadiums.
During  the   past  year,   additional  opportunities   have
developed in locations where "TCBY"(Registered) products are utilized with other brands such as in petroleum stores or
with other food concepts.   Locations developed in cojunction
with petroleum stores are a majority of the 262 non-traditional openings in 1996. The Company's initial experience is that the volume of these locations may
exceed  that   of  some   other  types   of non-
traditional locations with the exception of airports. During the first nine months of 1996, 205 non-traditional locations were closed. These locations generally purchased low volumes of yogurt from the Company. The Company expects
that  there  may  be  additional  closings  of  low   volume
non-traditional locations. These closings are not expected to have a material impact on yogurt sales, but will allow the Company's support services to be more effective and
efficient.    In  addition,  the  Company's  joint   venture
partners were not successful in retaining all of the "TCBY"(Registered) locations at the Dallas/Ft. Worth (DFW), Atlanta, and Los Angeles airports where the foodservice
contracts were  up  for bid  in  1995.   The  transition  in
Atlanta and Los Angeles is complete and declines in the frozen yogurt sales at these airports are not material to the Company. The transition at the DFW Airport has begun and the Company does not expect to have locations in this
airport  at  some  point  during  fiscal  1997  unless   new
opportunities develop. The Company anticipates the decline in frozen product sales from the changes at DFW will be offset by continued growth in new co-branded locations described above.

Sales of yogurt to the retail grocery trade decreased 37 percent and 49 percent during the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. In April 1995, the Company sold the rights for exclusive manufacturing and distribution of the "TCBY"(Registered) refrigerated yogurt products throughout the United States to Mid-America Dairymen, Inc., who co-packed the products for the Company. The sale resulted in a pre-tax gain of $2.4 million included in other income for the first nine months of 1995 on the Consolidated Statements of Operations. The Company's sales of refrigerated yogurt products totaled approximately $5.3 million in 1995. During the fourth quarter of 1995, the
Company began to focus on geographic regions where the hardpack products can be delivered and marketed in a more efficient manner. This action has improved operating results but has resulted in lower sales of hardpack yogurt products to the retail grocery trade in 1996.




                                    Sequential Page No. 11





Retail Sales by Company-owned stores declined 96 percent and 84 percent during the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. These declines result primarily from a reduction of Company-owned stores operated during 1996. During the fourth quarter of 1995, the Company decided to franchise or close most of the Company-owned stores. The Company believes the stores can operate more effectively with local ownership. The divestiture of the stores will lower future sales in the food products segment. At August 31, 1996 and 1995, the Company operated 1 store and 85 stores, respectively.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to business and government entities. Sales in the equipment segment increased nine percent and one percent during the third quarter and first nine months of 1996, respectively, over the same periods in the prior year.

The increase in sales during the third quarter is attributable to increased sales at the Company's equipment distributor due to the opening of non-traditional locations, some of which are purchasing a portion of their original equipment packages from the Company. The increase in sales for the nine month period is due to the same reason described above except the increase in sales for the equipment distributor was partially offset by decreased orders for specialty vehicles at the Company's equipment manufacturer. The Company has continued the process to possibly divest its equipment manufacturer located in Fresno, California as this subsidiary is no longer a part of the Company's core business.





                             Third Quarter     First Nine Months
                            _______________    ___________________
                             1996     1995      1996       1995
                            ______   ______     ______     ______
   Company                    64%      59%        64%        58%

   Food Products Segment      63%      56%        62%        55%

   Equipment Segment          74%      86%        76%        82%








                                       Sequential Page 12





The increase in the overall cost of sales to sales ratio for
 1996 is  attributed to  a number of  factors including  the
Company's decision to franchise or close most of its Company-owned stores. The Company-owned stores had a lower cost of sales to sales ratio than the overall ratio for the food products segment. Therefore, as such stores were sold or closed, the cost of sales to sales ratio is increased. In addition, milk prices, which represent a major component of the Company's cost of sales, increased during 1996 compared to 1995. Milk prices have risen as a result of lower milk production primarily due to extremely high feed prices and strong consumer demand for dairy products. Milk prices are expected to remain higher in the fourth quarter of 1996 compared to the same period in 1995. Lastly, the overhead cost per unit at the Company's manufacturing facility in Dallas has increased during 1996 as a result of lower volumes produced compared to the previous year and higher total overhead costs primarily related to the 1995 expansion of the manufacturing facility.

Franchising revenues consist of initial franchise and license fees and royalty income. In the third quarter of 1996, initial franchise and license fees decreased three percent over the same period in 1995 while royalty income increased three percent compared to the same period in 1995. The decrease in franchise and license fees results primarily from decreased initial international fees which fluctuate from period to period as new countries are developed. The decrease in initial international fees was partially offset by increased domestic franchise fees, resulting primarily from the expansion into convenience stores operated in association with national petroleum companies. The increase in royalty income relates to the growth in the number of franchises operated by petroleum companies and their dealers or distributors, international development, and from the franchising of stores that were previously operated by the Company.

In the first nine months of 1996, initial franchise and license fees increased 42 percent over the same period in 1995 while royalty income was virtually unchanged compared to the same period in 1995. The increase in franchise and license fees results primarily from increased domestic franchise fees as discussed above.

 Selling, general, and administrative expenses decreased 47 percent and 46 percent in the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. These decreases are attributable to several factors including: (i) a reduction in depreciation and amortization due to the reduction in the basis of various assets associated with the adoption during 1995 of Financial Accounting Standards
                                    Sequential Page No. 13


Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; (ii) a reduction in selling and marketing costs associated with the refrigerated yogurt line sold in April 1995 and the Company's decision to focus distribution of its hardpack frozen yogurt products to the retail grocery trade in geographic regions where the products can be delivered and marketed in a more efficient manner; (iii) a reduction in expenses related to operation of corporate stores due to the franchising or closing of all but one of these stores as discussed above, and; (iv) a restructuring of the Company's organization in the fourth quarter of 1995. As a percentage of combined sales and franchising revenues, selling, general, and administrative expenses were 26 percent and 38 percent for the third quarter of 1996 and 1995, respectively, and were 33 percent and 46 percent for the first nine months of 1996 and 1995, respectively.

The provision for doubtful accounts and impaired notes decreased 95 percent and 98 percent for the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. The decreases in 1996 are attributable to significant provisions made in 1995 relating to the adoption of Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan".








                                Sequential Page No. 14




LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments increased approximately $2.8 million in the first nine months of 1996. This increase resulted primarily from (i) the net income for the first nine months of 1996, (ii) cash from the disposal of assets held for sale; and (iii) receipt of federal tax refunds from 1995 tax benefits. These increases were partially offset by purchases of treasury stock totalling $3.7 million and cash dividends of 15 cents per share or $3.8 million paid in 1996. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

On September 11, 1996, the  Company purchased the assets  of
two  Phoenix,   Arizona-based   companies   which   together
constitute a  two-unit  juice  bar concept  known  as  Juice
Works(Registered) for $1 million.

On August 31, 1996, working capital was $34.6 million compared to $36.7 million on November 30, 1995. The current ratio was 3.7 to 1.0 on August 31, 1996 and 3.5 to 1.0 on November 30, 1995. The long-term debt to equity ratio was
 .13 to 1.0 at August 31, 1996 and .15 to 1.0 at November 30, 1995. The Company has tangible net worth of $76.7 million at August 31, 1996.

On September 20, 1996, the Company's Board of Directors declared a five cents per share dividend payable on October 14, 1996 to the stockholders of record on October 4, 1996. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.








                                     Sequential Page No. 15








                    PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27          Article 5, Financial Data Schedule for the Third
            Quarter Fiscal 1996 Form 10-Q

99(a)       Press release, dated August 30, 1996, "TCBY
            Announces Jerry Butterbaugh New Vice President,
            National Accounts."

99(b)       Press release, dated September 18, 1996, "TCBY
            Announces New International Development."

99(c)       Press release, dated September 20, 1996, "TCBY
            Reports Third Quarter Earnings Increase 72
            Percent."

99(d)       Press release, dated September 24, 1996, "TCBY
            Announces Acquisition of Juice Works(Registered)
            Concept."

          b)The Company did not file any reports on Form 8-K during the three months ended August 31, 1996.





                                     Sequential Page No. 16




                             SIGNATURES
                             __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  10/11/96                 /s/ Frank D. Hickingbotham
                               __________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  10/11/96                    /s/ Gene Whisenhunt
                                 __________________________
                                   Gene Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer




















                                     Sequential Page No. 17






                           EXHIBIT 27