Form 10-Q/A
period 1996-08-31
TCBY ENTERPRISES INC
filed 1996-10-17
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q/A


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


                                       Sequential Page No. 3


 TCBY ENTERPRISES, INC.


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               August 31,       November 30,
                                                  1996              1995
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  2,833,669       $  2,455,127
 Accrued expenses                              5,817,700          9,041,380
 Income taxes payable                          1,210,602               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                13,033,419         14,667,955

LONG-TERM DEBT, less current portion          10,262,318         12,640,904

DEFERRED INCOME TAXES                         3,516,336          2,137,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued
  27,062,345 shares in 1996 and 1995           2,706,235          2,706,235
 Additional paid-in capital                   25,547,184         25,547,184
 Retained earnings                            65,559,180         63,661,235
                                            _____________      _____________
                                              93,812,599         91,914,654

 Less treasury stock, at cost (2,242,469
  shares in 1996 and 1,387,069 in 1995)      (13,430,006)       (9,735,887)
                                            _____________      _____________

     TOTAL STOCKHOLDERS' EQUITY              80,382,593         82,178,767
                                            _____________      _____________

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $107,194,666       $111,625,243
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