Form 10-K405
period 1996-11-30
TCBY ENTERPRISES INC
filed 1997-02-24
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-K
_x_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________to ___________

Commission File No. 1-10046

                      TCBY ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)

        Delaware                        71-0552115
(State of incorporation)    (I.R.S. Employer  Identification
No.)

425 West Capitol Avenue - Suite 1200
Little Rock, Arkansas                        72201
(Address of principal executive offices)     (Zip Code)
Registrant's telephone number                (501) 688-8229




Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange on
Title of each class          which registered
___________________           ______________________________
Common stock, $.10 par value  New York Stock Exchange


   Securities  registered pursuant to  Section 12(g) of  the
Act:
                              None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

The aggregate market value of common stock ($.10 par  value)
held by  non-affiliates  of  the  Registrant  (see  item  12 hereof) on January 1, 1997: $50,638,000.

The number of shares of the Registrant's Common Stock  ($.10 par value) outstanding as of January 1, 1997:  24,474,876.

DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Annual Report to Stockholders for the year ended November 30, 1996 are incorporated by reference into Parts I and II.

  Portions of the Proxy Statement for the annual meeting of stockholders to be held April 17, 1997 are incorporated by reference into Part III.
                             PART I

Item 1.  BUSINESS

The Company manufactures and sells soft serve frozen yogurt, hardpack frozen yogurt and ice cream, and novelty food products through TCBY Company-owned (one store as of November 30, 1996) and TCBY franchised retail stores (TCBY stores), TCBY non-traditional locations (e.g., airports, schools, hospitals, convenience stores, and travel plazas), and the retail grocery trade (e.g., grocery stores and wholesale clubs). In September 1996, the Company purchased a portion of the assets of two Phoenix, Arizona-based companies which together constituted a two-unit juice bar concept known as Juice Works and has begun developing locations under the Juice Works brand. In addition, the Company manufactures and sells equipment related to the foodservice industry. Industry segment data for the Company's two primary business segments, food products and equipment, for the years ended N ovember 30, 1996, 1995, and 1994 included on pages 17 through 20 and page 30 of the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference.

The Company was incorporated under the laws of the State of Delaware on January 10, 1984 and is the successor to businesses which opened the first Company-owned TCBY store in September 1981 and first franchised TCBY stores in June 1982. Unless the context otherwise requires, the term "Company" includes TCBY Enterprises, Inc., its predecessors and its wholly owned consolidated subsidiaries. The Company's principal subsidiaries are: TCBY Systems, Inc. (which markets, franchises and licenses domestic and international TCBY locations; operates a domestic TCBY location in Little Rock, Arkansas and sells yogurt and novelty products to the retail grocery trade); Juice Works Development, Inc. (which markets, franchises and licenses domestic Juice Works stores, and operates a Juice Works store in Phoenix, Arizona); Americana Foods Limited Partnership (which manufactures and distributes yogurt and other frozen dessert products); Riverport Equipment and
Distribution Company, Inc. which is composed of the Riverport Division (which sells and distributes restaurant equipment and supplies primarily to TCBY and Juice Works locations) and the AIMCO Division (which sells and distributes foodservice equipment and supplies primarily to customers outside of the TCBY and Juice Works systems); and Carlin Manufacturing, Inc. (which manufactures special purpose vehicles and produces soft serve vending carts and kiosks).

FOOD PRODUCTS SEGMENT

TCBY Locations
The Company's food products are marketed as a treat, dessert, snack or light meal item. The domestic franchised, Company- owned, international licensed stores, and non-traditional locations operate under the name "TCBY," "TCBY THE COUNTRY'S BEST YOGURT," "TCBY Treats," or related tradenames (herein referred to as "TCBY locations").

On November 30, 1996 there were 2,696 TCBY locations, including 1,197 domestic franchised stores, one Company-owned store, 201 international licensed stores, and 1,297 non-traditional locations. Information regarding TCBY location activity for 1996 and 1995 is incorporated by reference to the information contained in the table on page 17 to the Company's 1996 Annual Report to Stockholders.

The Company currently manufactures its TCBY brand of premium frozen yogurt and ice cream sold domestically and licenses its manufacturing in select international markets. The frozen yogurt and ice cream is served in a variety of ways, including cups, cones, sundaes, and shakes, and with a variety of toppings. TCBY locations also sell a changing variety of flavors of frozen yogurt, prepared and pre-made cakes and pies, and novelties from display freezer cases. The TCBY Treats concept which is optional for existing locations and generally required for new and relocated locations features TCBY soft serve frozen yogurt, but adds TCBY hand-dipped frozen yogurt, TCBY hand- dipped premium ice cream, Paradise Ice shaved ice, and frozen custard. Some TCBY locations are joined with other brands (referred to as co-branding) allowing efficiencies in labor and real estate and maximizing daypart sales. Examples of co-branding concepts with TCBY locations include Juice Works, Wall Street Deli, Taco Bell, and Pretzel Time.

TCBY Domestic Franchised Stores
TCBY domestic franchised stores ("TCBY stores") are located primarily in shopping centers, free standing locations, and shopping malls. Generally, a TCBY store occupies 800 to 1,600 square feet and accommodates both carryout and in-store business. The Company estimates that the total initial investment required for the establishment of a franchised TCBY store ranges from approximately $116,000 to $341,900 ($52,900 to $143,400 for a mini-store or store operated in conjunction with another concept), excluding real property costs. These costs vary depending upon the size and location of the store. This investment includes construction costs and leasehold improvements, equipment, furniture and signs, initial inventory and supplies, opening expenses, initial working capital, and the appropriate initial franchise fee.

Franchises for TCBY stores are usually granted for a period of ten years with an option to renew for ten years at then current terms being offered by the Company (for mini-store and other concept stores, the initial term is five years with a renewal term of five years). A franchisee pays an initial franchise fee and a royalty fee of four percent of its net revenues. In addition, a franchisee must contribute an amount not in excess of three percent of its net revenues to a separate national advertising fund ("Fund") which is used to promote TCBY products. Substantially all franchisees pay the continuing fees to the distributor for the TCBY franchise system, ProSource Distribution Services ("ProSource"), a leading foodservice distributor to restaurant chains, through a surcharge per case on frozen yogurt and certain other food purchases. ProSource remits the surcharge to the Company on a weekly basis. The Fund may spend in any year an amount greater or less than the aggregate contributions of TCBY stores to the Fund in that year and the Company may make loans to the Fund bearing reasonable interest to cover any deficits of the Fund and cause the Fund to invest any surplus for future use by the Fund.

The site of a TCBY store is subject to Company approval. All food products as well as furniture, fixtures, and equipment used by a franchisee must conform to the Company's specifications and standards. The Company is the only approved supplier of frozen yogurt and ice cream products. Prior to the opening of a TCBY store, a franchisee must attend an eight day training program. A franchisee is required to maintain the confidentiality of the Company's trade secrets and is prohibited from engaging in competitive activities during the term of the franchise agreement, and generally for two years thereafter. The Company has the right to terminate the franchise agreement for cause and has the option to purchase a franchisee's store upon such termination or upon expiration of the franchise agreement. The Company has the right of first refusal upon any assignment by the franchisee, as well as the right to approve an assignee.

The Company has a field inspection program to help maintain the high standards of quality and cleanliness required in TCBY stores and to assist franchisees with operational problems.

The Company has 698 domestic franchisees operating in all 50 states, of which 200 own more than one TCBY store and 35 own five or more TCBY stores. As of November 30, 1996, franchise agreements had been executed for approximately 100 TCBY stores to be opened in the United States, some of which are currently expected to open in 1997. However, some of these franchise agreements may terminate without the related stores opening.

During 1996, a total of 88 TCBY stores were closed by franchisees. Each TCBY store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability, and store operations, among other things. Included in the 1,197 TCBY stores reported open at November 30, 1996 were 147 TCBY stores closed for relocation or the season. TCBY stores closed for relocation have been closed with the intent to relocate the store to a more suitable location subject to site approval by the Company. Some of these agreements may be terminated for failure to reopen in a timely manner. TCBY stores closed for the season are stores closed during winter or off-peak months, with the intent to reopen the store during the warmer months.

Generally, the Company does not offer financing to domestic TCBY franchisees for the purchase of the equipment, furniture, and signage package required to open new stores. However, during 1997 the Company will make available up to $2.5 million of financing for domestic TCBY franchisees meeting certain criteria. In addition, the Company has made and may make available financing for the purchase of existing TCBY stores, leasehold improvements, and working capital in certain circumstances.

The Company from time to time receives inquiries from unaffiliated financing companies to provide leasing or financing programs for certain equipment purchases for TCBY stores and TCBY non-traditional locations. These programs would be available at the option of the franchisee or licensee.

TCBY Non-traditional Locations

TCBY non-traditional locations include TCBY mini-stores and TCBY stores operated in conjunction with other concepts, discussed below; their principal differences from a traditional domestic TCBY store are size and initial costs, with "other concept" stores having the presence of another nationally or regionally recognized chain concept operated in conjunction with the TCBY store (an example of this would be the operator of a TCBY store within a convenience store at a nationally recognized branded petroleum outlet). TCBY non-traditional locations also operate in airports, toll road travel plazas, hospitals, office buildings, schools, sports arenas, and other foodservice outlets. Generally, these locations offer a limited menu as compared to a TCBY store and serve TCBY products through small stores, kiosks, soft serve vending carts, and counter top display units. Many TCBY non-traditional locations operate in a "captive" location (as opposed to being open to the general public; for example, an airport location tends to serve only people that are physically at the airport for reasons other than the purchase of TCBY brand soft serve frozen yogurt and other store products). Recognizing the uniqueness of captive locations, their generally high costs of occupancy, and their inherent marketing value, the Company has, in some instances, waived the requirement for participation in local or national programs, and sometimes assisted in the purchase of equipment for use at these locations.

As of November 30, 1996 there were 1,297 TCBY non-traditional locations open and approximately 225 TCBY non-traditional locations under development. A total of 643 of these locations are airport locations, toll road travel plazas, and other non-commercial foodservice outlets, which are operated under a joint venture agreement with Marriott Corporation.

In 1996, significantly more TCBY non-traditional locations than traditional locations opened. While the Company has placed and continues to place equal emphasis upon both traditional and non-traditional locations, the Company has experienced more non-traditional development in the last two years. The Company believes this trend will continue for 1997. While different in size and character, each TCBY location is treated the same for purposes of encroachment avoidance.

TCBY International Locations
Generally, the Company adopts a master franchise agreement form of relationship for its international development. A master franchisee is granted the right to develop a minimum number of TCBY locations in the defined territory within a certain time period. The Company determines, on a country by country basis, whether it will export frozen yogurt products from the United States to that country or license the production of frozen yogurt locally (possibly to the master franchisee). In addition, the Comp any may grant to the master franchisee the distribution rights of TCBY branded products in the defined country. The master franchisee generally will receive subfranchising rights within the country which is the subject of the master franchise agreement.

As of November 30, 1996, there were 201 TCBY international franchised locations, including TCBY stores in Japan (45), Mexico (5), Thailand (16), South Korea (43), China (25), Canada (10), Aruba (5), The Bahamas (3), Qatar (9), Bahrain
(2), Saudi Arabia (3), United Arab Emirates (3), Costa  Rica
(3), Hong  Kong (13),  Philippines (2),  Dominican  Republic
(1), Israel (2), Kuwait (2), The Netherlands (3), Spain (1), Jamaica (3), and Indonesia (2). TCBY has also finalized agreements for the development of TCBY international master franchise locations in Australia, Brazil, Cayman Islands,
Ecuador, Egypt, India, Lebanon, Malaysia, New Zealand, Portugal, Russia, Oman, Macao, Singapore, St. Maarten, and Vietnam. Within the licensed countries there are several thousand retail points of sale for TCBY products. Revenues from any single country are not expected to be material in 1997. In the aggregate, revenues from international locations in 1997 are expected to be comparable to 1996 which represented five percent of combined sales and franchising revenues.

Juice Works Stores
Juice Works stores sell fruit and vegetable juices, fresh-made fruit smoothies mad e with frozen yogurt, dietary supplements to add to juices and smoothies, and lowfat/nonfat baked goods. The Company anticipates future Juice Works stores will primarily be located in shopping centers, free standing locations, and shopping malls. Generally, a Juice Works store will occupy 1,000 to 1,500 square feet and accommodate both carryout and in-store business. The Company estimates that the total initial investment required for the establishment of a Juice Works store ranges from approximately $105,300 to $251,300 excluding real property costs. These costs will vary depending upon the size and location of the store. This investment includes construction costs and leasehold improvements, equipment, furniture and signs, initial inventory and supplies, opening expenses, initial working capital, and the appropriate initial franchise fee.

Franchises for Juice Works stores issued since Juice Works was purchased by the Company (September, 1996) are usually granted for a period of ten years with an option to renew for ten years at then current terms being offered by the Company. A franchisee will pay an initial franchise fee and a royalty fee of four percent of its net revenues. In addition, a franchisee must contribute an amount not in excess of three percent of its net revenues to separate national advertising fund ("Fund") which will be used to promote Juice Works products. All franchisees will pay the continuing fees to the Company each week based on net sales for each of their stores for that week. The Company may spend in any year an amount greater or less than the aggregate contributions of Juice Works stores to the Fund in that year and the Company may make loans to the Fund bearing reasonable interest to cover any deficits of the Fund and cause the Fund to invest any surplus for future use by the Fund.

The site and product approvals are the same as discussed above for TCBY domestic franchised stores. The TCBY field inspection program is also utilized by Juice Works.

To date, there are 11 Juice Works locations open or under development, including five co-branded Juice Works/TCBY loca tions. However, some of these agreements may terminate without the related stores opening.

Generally,  the  Company  is   not  offering  financing   to
franchisees for the purchase of the equipment, furniture, and signage package required to open new Juice Works stores.

Retail Grocery Trade
The Company sells TCBY brand hardpack frozen yogurt and frozen novelties for distribution to the retail grocery trade for resale primarily in grocery stores and wholesale clubs. The Company does employ a small direct sales force; however, a broker network is the primary means of sales and service to the retail grocery trade. The retail grocery trade has limited retail and wa rehouse shelf space and the competition for such space continues to intensify. At November 30, 1996, the Company had approximately 25 retail grocery trade customers.

Food Products Production
The Company's frozen yogurt and ice cream products sold in TCBY stores and TCBY non-traditional locations is produced at the Company's manufacturing facility in Dallas, Texas. Raw materials used in the production of the Company's yogurt consist primarily of fresh milk, cream, and sweeteners. Each of these materials is generally available from several sources. During 1996, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's anticipated requirements in the future.

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

Trademarks
The Company claims common law rights to its service marks "TCBY," "The Country's Best Yogurt," "TCBY The Country's Best Yogurt," "TCBY Yogurt," "All the Pleasure. None of the Guilt," and "Juice Works." The Company has sought to maximize legal protection of these marks by registering them on the Principal Register of the United States Patent and Trademark Office. Registrations for the service marks have been issued and the registrations have become incontestable in most cases.

The Company has pending, or is in the process of filing, applications for trademark registrations in a number of foreign countries. In some of these countries it may not be possible to register the name TCBY where the laws do not permit the registration of acronyms. Similarly, registering offices in some jurisdictions may refuse to register the mark THE COUNTRY'S BEST YOGURT by taking the position that it is merely descriptive of the product. In a few foreign countries, unrelated third parties have filed applications for registration of TCBY and similar trademarks. Upon discovery of such filings, the Company routinely contests such applications to preserve the Company's ability to register its trademarks in those countries or to protect its existing registrations.

EQUIPMENT SEGMENT

Riverport Equipment and Distribution Company, Inc. offers for sale a complete equipment, furniture, and signage package in order to assist TCBY and Juice Wor ks franchisees in opening their stores in a timely manner. TCBY store packages cost a franchisee between $51,000 and $131,000 for a domestic TCBY store, or between $25,000 and $50,000 for a mini-store or store operated in conjunction with another concept. Juice Works store packages cost a franchisee between $43,500 and $73,500. The Company also sells equipment to facilitate non-traditional location openings when it is needed. In addition, Riverport offers for sale replacement equipment and supplies. Riverport operates at a relatively low gross profit margin and its sales are tied primarily to new store and location development.

AIMCO Equipment Company, located in Little Rock, Arkansas, is a regional distributor of equipment to the foodservice industry and serves customers primarily outside of the TCBY and Juice Works franchise system.

Carlin Manufacturing, Inc., located in California, produces and sells manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. The Company plans to divest its equipment manufacturer as this subsidiary is no longer a part of the Company's core business.

Equipment Production and Distribution
Carlin Manufacturing's production facility has not experienced a significant backlog in the past and such continues to be the case. Raw materials used in the production process consist primarily of common building materials which are generally available from several sources. During 1996, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's requirements.

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

SEASONALITY

Generally, sales of the Company's food products segment have been greater in the spring, summer and fall months, and tended to be lower in the winter months. Sales for the equipment segment have not been as seasonal in nature. See
Note 13 of the Notes to Consolidated Financial Statements of the Company's 1996 Annual Report to Stockholders incorporated by reference for information regarding unaudited consolidated quarterly results of operations for 1996 and 1995.

COMPETITION

The Company is the world's largest franchisor and licensor of stores serving primarily soft serve frozen yogurt. TCBY stores compete with numerous other frozen yogurt stores, including stores affiliated with smaller yogurt chains and with ice cream parlors, especially those that serve premium ice cream. TCBY locations compete with restaurant chains and other foodservice locations, including snack food or dessert item restaurants. Frozen yogurt may also be offered in supermarkets, grocery stores, and wherever convenience food operations are conducted. Any addition of expanded menu items currently being tested would further expand the amount and intensity of competition with the Company's products. Competition continues to increase in the area of airports, theme parks, sports stadiums, etc., as some of the chains and other frozen yogurt manufacturers market their product in these non-traditional locations. Some of these competitors have greater success on individual contract bids, have greater financial resources, more outlets, or are better known than the franchises of the Company who operate these locations.

Juice Works stores compete with other regional juice bar concept chains. Some of these competitors may have greater financial resources, more outlets, or be better known than the Company.

The retail grocery trade is a highly competitive market and competition is expected to increase as new competitors and products enter the field. The Company competes with national suppliers, which are larger than the Company, as well as regional suppliers. Some of these competitors have greater financial resources, larger market shares, broader product lines, and more experience in the market.

Riverport  competes   primarily  with   local  or   regional
equipment companies (both domestic and international) that are in close proximity to TCBY stores.

AIMCO competes primarily with other domestic competitors  of approximately equal size in the sale of equipment, fixtures,
and  other  necessary   items  to   restaurants  and   other
foodserviceoperations.

Carlin Manufacturing competes primarily with other domestic competitors of approximately equal size in the sale of mobile kitchen products.

EMPLOYEES

As of November 30, 1996, the Company employed approximately 400 full-time and 60 part-time associates who were engaged primarily in the manufacture, sale, and distribution of frozen yogurt products and foodservice equipment as well as management of the Company. This compares to approximately 540 full-time and 335 part-time associates employed on November 30, 1995. None of the Company's employees are covered by collective bargaining agreements.

During 1996, the Company implemented a restructuring of  its organization and franchised  or closed  all but  one of  its
TCBY  Company-owned   stores   which   resulted   in    staff
reductions.

RESEARCH AND DEVELOPMENT

Research and development costs were not material in the last three years.

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

Each TCBY and Juice Works location is subject to licensing and regulation by the health, sanitation, safety, fire, and other applicable departments of the state or municipality where it is located, as well as the federal government in the areas of health and labeling. The Company's frozen dessert production is also subject to similar licensing and regulation by federal, state, and municipal authorities at its facility in Dallas, Texas, and in the states to which it ships its products. Difficulties or failures in obtaining or maintaining the required licensing or in meeting regulatory standards could result in delays or cancellations in the opening of new locations and could adversely affect the production of yogurt and other frozen dessert products.

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

Item 2.  PROPERTIES

The Company's executive offices, which were leased pursuant to a ten-year lease which commenced in April 1988, occupy approximately 89,200 square feet in the TCBY Tower, a 40-story office building located in downtown Little Rock. The lease was renegotiated effective January 1, 1997 which will reduce the leased space by 35,713 square feet. In connection with the lease, the Company owns a small equity interest in the building.

The Company currently owns and  leases to third parties  its former executive  office  building,  which  contains  29,000 rentable square feet of space, in Little Rock, which is included in the industry segment titled "Other".

Americana Foods Limited Partnership's yogurt manufacturing facility in Dallas, Texas occupies approximately 216,000 square feet. The facility produces TCBY frozen yogurt mix and other frozen dessert products and is classified in the industry segment titled "Food Products". The majority of the Company's capacity for hardpack and novelty products will be utilized in producing products for TCBY locations and private label customers during 1997. The Company is currently utilizing under 50 percent of its capacity for mix and is actively pursuing new customers for its TCBY products and other products to utilize the capacity available at the facility.

All of the Company-owned stores are operated from premises which are leased. See Note 6 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders incorporated by reference for information regarding store rental obligations.

Riverport equipment  distribution operations  (relocated  in
1995) are in a building which contains approximately 37,000 square feet of warehouse space and 3,000 square feet of
office  space.      The   previous   site   which   contains
approximately 60,000 square feet of warehouse space and 11,000 square feet of office space is currently offered for
sale  or  lease.     The  existing   facility  handles   the
distribution of equipment packages for new TCBY and Juice Works stores and reorders of equipment and supplies from
TCBY and  Juice Works  locations.   AIMCO  is located  in  a
building which contains approximately 54,400 square feet of warehouse and service space and 5,600 square feet of office
space.   These  buildings  are classified  in  the  industry
segment titled "Equipment".

Carlin Manufacturing owns a 34,000 square foot facility in Fresno, California for the purpose of manufacturing specialty vehicles, vending carts, and kiosks which is classified in the industry segment titled "Equipment".

The  Company  believes  that   these  facilities  are   well
maintained,  suitably  equipped,   and  in  good   operating
condition.

Item 3.  LEGAL PROCEEDINGS

As of November 30, 1996, there were no material proceedings to which the Company was a party reportable pursuant to the requirements of Form 10-K except as set forth below.

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

Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of 1996.




                             PART II

Item 5.  MARKET FOR TCBY ENTERPRISES, INC. COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TBY". The high and low sales prices for the Common Stock and dividends paid per share in the last two fiscal years are incorporated by reference to the information contained on page 32 under the captions "Common Stock" and "Dividend Policy" in the Company's 1996 Annual Report to Stockholders. As of January 31, 1997, there were 5,114 stockholders of record.

Item 6.  SELECTED FINANCIAL DATA

Selected financial  data  is incorporated  by  reference  to information set forth under the caption "Ten Year Summary of
Selected Financial Data"  on page 32  in the Company's  1996
Annual Report to Stockholders.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 17 through 20 of the Company's 1996 Annual Report to
Stockholders.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated   financial  statements   and  report   of
independent auditors are incorporated by reference to  pages
21 through  31  of  the  Company's  1996  Annual  Report  to
Stockholders.

Quarterly  results   of  operations   are  incorporated   by
reference to page 31 (Note 13) of the Company's 1996  Annual
Report to Stockholders.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TCBY
          ENTERPRISES, INC.

Information with respect to directors of the Company is incorporated by reference to the information included under the caption "Nominees For Election As Directors" in the
Company's 1997 Proxy Statement.

EXECUTIVE OFFICERS OF TCBY ENTERPRISES, INC.

The following sets forth certain information regarding executive officers of the Company:

Frank D. Hickingbotham, age 60, has been the Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1970.

Herren C. Hickingbotham, age 38, has been a director of  the
Company since 1982.   He  has been the  President and  Chief
Operating Officer of the Company since March 1988.

F. Todd Hickingbotham, age  33, has been  a director of  the
Company since  1990.   He has  been President  of  Riverport
Equipment and Distribution Company, Inc. since 1988.

Jim H. Fink, age 39, became an Executive Vice President in December 1994. He had been Senior Vice President, Finance and Chief Accounting Officer since June 1991. Prior to that he had been Vice President, Finance since joining the Company in March 1987.

Gene Whisenhunt, age 36, became Executive Vice President, Treasurer, and Chief Financial Officer in December 1995. He had been Senior Vice President and Chief Accounting Officer since December 1994. Prior to that he was Senior Vice President National Sales/Subsidiary Controller. Mr. Whisenhunt joined the Company in 1989.

Gale Law, age 51, became Executive Vice President, Equipment Division, in December 1995. Prior to that he was Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. Mr. Law joined the Company in 1984.

William P. Creasman,  age 44, joined  the Company as  Senior
Vice President and General Counsel in 1987.

Jim Sahene, age 36, became  President of TCBY Systems,  Inc.
in April  1994.    Prior  to  that  he  was  Executive  Vice
President and Chief Operating Officer of TCBY Systems,  Inc.
Mr. Sahene joined the Company in 1986.

John Rogers, age 35, became Senior Vice President, Chief Information Officer and Assistant Treasurer in December 1994. Prior to that he was Senior Vice President and Corporate Controller. Mr. Rogers joined the Company in 1986.

Hartsell  Wingfield,  age  51,   became  President  of   the
International Division  of TCBY  Systems, Inc.  in  December
1990.  Mr. Wingfield joined the Company in 1987.

Walt Winters, age 59, became President of Specialty Products
Division of  TCBY  Systems,  Inc. in  December  1993.    Mr.
Winters joined the Company in 1982.

Ralph H.  Goldbeck,  age  40,  became  President  of  Carlin
Manufacturing,  Inc.  in  July  1993.    He  had  been  Vice
President of Operations since December 1988.

All executive officers of TCBY Enterprises, Inc. were elected to serve at the pleasure of the Board of Directors following the annual meeting of stockholders in 1996 and until their successors are elected and qualified; executive officers employed by subsidiary companies were elected to serve at the pleasure of the boards of directors of the applicable subsidiary company. Frank D. Hickingbotham is the father of Herren C. Hickingbotham and F. Todd Hickingbotham. Frank D. Hickingbotham is the brother-in-law of Walt Winters. No other family relationships exist among any of the above named individuals or among such individuals and any director of the Company.

Item 11.  EXECUTIVE COMPENSATION

Information  with  respect  to  executive  compensation   is
incorporated by reference to the information included under the caption "Remuneration" in the Company's 1997 Proxy
Statement.

Item 12.   SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL  OWNERS
AND  MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated by reference to the information under the caption "Principal Stockholders" and "Nominees for Election as Directors; Security Ownership of Management" in the Company's 1997 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information  with  respect  to  certain  relationships   and
transactions is incorporated by reference to the information included under the caption "Remuneration" and "Certain
Transactions" in the Company's 1997 Proxy Statement.





                            PART IV

Item  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-4, are submitted as a separate section of this report.

(b) The Company did not file any reports on Form 8-K during the three months ended November 30, 1996.

(c)  See Item 14 (a) (3) above.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.





                            SIGNATURES
                            __________
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

February 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.




       SIGNATURE                      TITLE                 DATE
       _________                       _____                  ____
Frank D. Hickingbotham*   Director, Chairman of the Board   2-24-97
                          and Chief Executive Officer
                          (Principal Executive Officer)

Herren C. Hickingbotham*  Director, President and Chief     2-24-97
                          Operating Officer

Daniel R. Grant*          Director                          2-24-97

F. Todd Hickingbotham*    Director, President Riverport     2-24-97
                          Equipment and Distribution
                          Company, Inc.

Marvin D. Loyd*           Director                          2-24-97

Hugh H. Pollard*          Director                          2-24-97

Don O. Kirkpatrick*       Director                          2-24-97

William H. Bowen*         Director                          2-24-97

Gene H. Whisenhunt*       Executive Vice President,         2-24-97
                          Treasurer, and Chief Financial
                          Officer
                          (Principal Financial Officer)



*BY  /s/ Gene H. Whisenhunt  Individually and as Attorney-in-Fact.
     ______________________
     Gene H. Whisenhunt














                      ANNUAL REPORT ON FORM 10-K

                  ITEM 14 (a) (1) and (2); (c) and (d)

     LIST  OF FINANCIAL STATEMENTS  AND FINANCIAL  STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULES

                     YEAR ENDED NOVEMBER 30, 1996

                        TCBY ENTERPRISES, INC.

                         LITTLE ROCK, ARKANSAS









FORM 10-K -- ITEM 14 (a) (1) AND (2)

TCBY ENTERPRISES, INC. AND SUBSIDIARIES

LIST  OF  FINANCIAL   STATEMENTS  AND  FINANCIAL   STATEMENT
SCHEDULES

The following consolidated financial statements of TCBY Enterprises, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 30, 1996, are incorporated by reference in
Item 8:

Consolidated balance sheets -- November 30, 1996 and 1995

Consolidated  statements  of   operations  --  Years   ended
November 30, 1996, 1995 and 1994

Consolidated statements of stockholders' equity -- Years ended November 30, 1996, 1995 and 1994

Consolidated  statements  of  cash  flows  --  Years   ended
November 30, 1996, 1995 and 1994

Notes to consolidated financial  statements -- November  30,
1996


Information for  consolidated financial  statement  Schedule
II--Valuation and Qualifying  Accounts of TCBY  Enterprises,
Inc.  and  subsidiaries  is  included  in  Note  1  to   the
Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                          EXHIBIT INDEX                          EXHIBIT INDEX                          EXHIBIT INDEX


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

  (ii)(c) Term promissory note between TCBY Enterpris es, Inc. and Bank One, Texas, N.A., dated
             November 28, 1994 to finance expansion of the Company's facility in Dallas, Texas
             (Incorporated by reference to Exhibit
             4(ii)(c) to the Company's Annual Report on
             Form 10-K for the fiscal year ended November
             30, 1994)

  (ii)(d) Second Amended and Restated Loan Agreement between TCBY Enterprises, Inc. and Bank One,
             Texas, N.A., dated April 7, 1995 to include a $5,000,000 revolving credit note dated
             April 7, 1995, (Incorporated reference to
             Exhibit 4(ii)(a) of the Company's Quarterly
             Report on Form 10-Q for the quarter ended
             February 28, 1995)

  (ii)(e) First Amendment to Second Amended and Restat ed Loan Agreement and Amendment to Loan
             Documents.  (Incorporated by reference to
             Exhibit 4(ii)(a) of the Company's Quarterly
             Report on Form 10-Q for the quarter ended
             August 31, 1995)

10 (a) Original form of Franchise Agreement (Incor porated by reference to Exhibit 10(a) to Registration Statement No. 2-89398)

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

   (h) Form of Franchise Agreement (Revised Febru ary 1991) (Incorporated by reference to
             Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended
             November 30, 1990)

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

   (l)       1984 Stock Option Plan, as amended and
             restated (Incorporated by reference to
             Exhibit 4 to Post-Effective Amendment No. 1
             to Registration Statement No. 2-97039)

   (m)       1989 Stock Option Plan (Incorporated by
             reference to indented paragraphs following the caption "Approval of 1989 Stock Option
             Plan" on pages 7 and 8 of the Company's
             definitive Proxy Statement of February 21,
             1989 for the 1989 Annual Meeting of
             Stockholders)

   (n) 1992 Employee Stock Option Plan (Incorporat ed by reference to Exhibit I of the Compa ny's March 18, 1992 Proxy Statement)

   (o)       1992 Nonemployee Director Stock Option Plan
             (Incorporated by reference to Exhibit II of the Company's March 18, 1992 Proxy Statement)

   (p)       Amendment to the 1992 Employee Stock Option
             Plan (Incorporated by reference to the
             Company's March 1, 1995 Proxy Statement)

   (q)       Lease Agreement between the Company, as
             tenant, and Capitol Avenue Development
             Company, a limited partnership, as landlord, dated April 20, 1987 (Incorporated by refer ence to Exhibit 10(q) to the Company's
             Annual Report on Form 10-K for the fiscal year ended November 30, 1987)

   (r)       Amendment to the 1992 Employee Stock Option
             Plan (Incorporated by reference to the
             Company's March 8, 1996 Proxy Statement)

   (s)       Third Addendum to Lease Agreement between the
             Company, as tenant, and Capitol Avenue
             Development Company, a Limited Partnership,
             as landlord, dated December 12, 1996.........    Attached

13           Management's Discussion and Analysis of
             Financial Condition and Results of Opera-
             tions; Report of Ernst & Young LLP, Indepen-
             dent Auditors; Consolidated Balance Sheets;
             Consolidated Statements of Operations; Con-
             solidated Statements of Stockholders' Equity;
             Consolidated Statements of Cash Flows; and
             Notes to the Consolidated Financial State-
             ments included in the Registrant's Annual
             Report for the year ended November 30,
             1996.........................................    Attached

21           Subsidiaries of TCBY Enterprises, Inc. ......    Attached

23           Consent of Independent Auditors .............    Attached

24           Powers of attorney ..........................    Attached

27           Article 5, Financial Data Schedule for the
             Fiscal Year 1996 10-K .......................    Attached

99 (a)       Press release, dated October 15, 1996, "TCBY
             Signs Development Agreement with Finaserve,
             Inc."........................................    Attached

99 (b)       Press release, dated October 17, 1996, "TCBY
             Announces Opening of 200th Convenience Store
             Location"....................................    Attached

99 (c)       Press release, dated November 1, 1996, "TCBY"
             Treats/Wall Street Deli Location Opens in
             Hoover"......................................    Attached

99 (d)       Press release, dated November 19, 1996, "TCBY
             Signs Development Agreement for Guam and
             Other Pacific Island Territories.............    Attached

99 (e)       Press release, dated December 13, 1996, "TCBY
             Declares Cash Dividend"......................    Attached

99 (f)       Press release, dated January 9, 1997, "TCBY
             Reports Improved Results for Fourth Quarter
             and Fiscal 1996".............................    Attached
