Form 10-Q
period 1997-03-02
TCBY ENTERPRISES INC
filed 1997-04-15
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 2, 1997

________________________________

                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from   ______________   to
_____________


Commission file number  1-10046
                        _______

                       TCBY ENTERPRISES, INC.
___________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware                                     71-0552115
____________________________________________________________
(State of other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)


425 West Capitol Avenue   Little Rock, Arkansas      72201
____________________________________________________________
(Address of principal executive offices)          (Zip Code)


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


                                       Yes _X_   No ___


On March 31, 1997 there were 24,275,876 shares of the registrant's common stock outstanding.




                                     Sequential Page No. 1



                       TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION                                   Page
                                                                 ____
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          March 2, 1997 and November 30, 1996                      3

          Consolidated Statements of Operations
          Quarter Ended March 2, 1997 and
          February 29, 1996                                        5

          Consolidated Statements of Cash Flows
          Quarter Ended March 2, 1997 and
          February 29, 1996                                        6

          Notes to Consolidated Financial Statements
          March 2, 1997                                            7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       14

Item 6.   Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                        15




                                       Sequential Page No. 2


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              March 2,          November 30,
                                                1997               1996
                                            __________________________________
CURRENT ASSETS:
 Cash and cash equivalents                  $ 10,204,335       $ 14,919,008
 Short-term investments                        4,165,250          4,252,552
 Receivables:
  Trade accounts                              11,172,544          8,620,498
  Notes                                        2,411,572          2,429,967
  Allowance for doubtful accounts
   and impaired notes                         (1,209,645)        (1,187,628)
                                            _____________      _____________
                                              12,374,471          9,862,837

 Refundable income taxes                         210,927            332,873
 Deferred income taxes                         1,451,190          1,451,190
 Inventories                                  13,431,313         11,321,751
 Prepaid expenses and other assets             1,935,408          1,742,801
 Assets held for sale                            781,680            822,583
                                            _____________      _____________

    TOTAL CURRENT ASSETS                      44,554,574         44,705,595

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    23,644,654         23,581,923
 Furniture, vehicles, and equipment           49,216,017         49,073,757
 Leasehold improvements                        3,511,636          3,511,509
 Construction in progress                         42,661               -
 Allowances for depreciation                 (36,799,258)       (35,694,982)
                                            _____________      _____________

                                              42,482,530         43,339,027

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and
  impaired notes of $8,432,342 in 1997
  and $8,494,396 in 1996)                      5,991,212          6,131,070
 Intangibles (less amortization of
  $1,786,753 in 1997 and $1,731,199 in 1996)   4,447,188          4,485,689
 Other                                         3,334,914          3,807,066
                                            _____________      _____________

                                              13,773,314         14,423,825
                                            _____________      _____________

    TOTAL ASSETS                            $100,810,418       $102,468,447
                                            =============      =============

See notes to consolidated financial statements.


                                      Sequential Page No. 3



TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               March 2,        November 30,
                                                 1997               1996
                                            _____________      _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  3,619,436       $  1,906,568
 Accrued expenses                              5,187,789          5,699,381
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                 11,978,673         10,777,397

LONG-TERM DEBT, less current portion          8,676,594          9,469,456

DEFERRED INCOME TAXES                         3,001,101          3,001,101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued -
  1997 - 27,063,345; 1996 - 27,062,345         2,706,335          2,706,235
 Additional paid-in capital                   25,551,084         25,547,184
 Retained earnings                            64,190,862         65,165,190
                                            _____________      _____________

                                              92,448,281         93,418,609

Less treasury stock, at cost (2,679,469
 shares in 1997 and 2,424,769 in 1996)       (15,294,231)       (14,198,116)
                                            _____________      _____________

 TOTAL STOCKHOLDERS' EQUITY                   77,154,050         79,220,493
                                            _____________      _____________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $100,810,418       $102,468,447
                                            =============      =============

See notes to consolidated financial statements.


                                       Sequential Page No. 4




TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Quarter Ended
                                              March 2,         February 29,
                                                1997               1996
                                            _________________________________
Sales                                       $ 15,884,887       $ 15,052,899
Cost of sales                                 10,682,965          9,451,986
                                            _____________      _____________
  GROSS PROFIT                                 5,201,922          5,600,913

Franchising revenues:
 Initial franchise and license fees              761,375            532,750
 Royalty income                                1,825,437          1,692,004
                                            _____________      _____________
                                               2,586,812         2,224,754
                                            _____________      _____________

                                               7,788,734          7,825,667

 Selling, general, and administrative
  expenses                                     7,527,396          8,659,113
                                            _____________      _____________

  INCOME (LOSS) FROM OPERATIONS                  261,338           (833,446)

Other income (expense):
 Interest expense                               (202,970)          (262,754)
 Interest income                                 303,085            275,778
 Other income                                     25,701             43,996
                                            _____________      _____________
                                                 125,816             57,020
                                            _____________      _____________

  INCOME (LOSS) BEFORE INCOME TAXES              387,154           (776,426)

Income tax expense (benefit)                     135,503           (271,749)
                                            _____________      _____________

  NET INCOME (LOSS)                         $    251,651       $   (504,677)
                                            =============      =============
  Net Income (Loss) Per Share               $       0.01       $      (0.02)
                                            =============      =============

  Average Shares Outstanding                  24,471,597          25,563,836
                                            =============      =============

  Cash Dividends Paid Per Share             $       0.05       $       0.05
                                            =============      =============


See notes to consolidated financial statements.

                                      Sequential Page No. 5


TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Quarter Ended
                                                  March 2,         February 29,
                                                   1997               1996
                                               ________________________________
OPERATING ACTIVITIES
Net income (loss)                              $    251,651       $   (504,677)
Adjustments to reconcile net income
 (loss) to net cash (used in) provided
 by operating activities:
  Depreciation                                    1,314,020          1,295,965
  Amortization of intangibles                        54,254             47,705
  Provision for doubtful accounts and
   impaired notes                                    17,699             22,055
  Gain on disposal of property and equipment           -                (2,864)
Changes in operating assets and liabilities:
  Receivables                                    (2,613,635)            29,444
  Inventories                                    (2,094,661)           476,295
  Prepaid expenses                                 (192,607)          (168,154)
  Assets held for disposal                             -               777,619
  Intangibles and other assets                      386,539            480,785
  Accounts payable and accrued expenses           1,201,276         (1,319,161)
  Income taxes                                      121,946           (279,054)
                                               _____________      _____________

    NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES                                  (1,553,518)           855,958

INVESTING ACTIVITIES
Purchases of property, plant, and equipment        (361,661)          (597,575)
Proceeds from sales of property and equipment          -                37,600
Origination of notes receivable                     (53,921)           (48,364)
Principal collected on notes receivable             278,081            289,051
Purchases of short-term investments                (720,000)        (5,012,019)
Proceeds from maturity of short-term
  investments                                       807,302          2,560,930
                                               _____________      _____________

    NET CASH USED IN
     INVESTING ACTIVITIES                           (50,199)        (2,770,377)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                    4,000               -
Dividends paid                                   (1,225,979)        (1,281,719)
Purchases of treasury stock                      (1,096,115)        (1,340,384)
Principal payments of long-term debt               (792,862)          (528,574)


    NET CASH USED IN FINANCING ACTIVITIES        (3,110,956)        (3,150,677)

    DECREASE IN CASH AND CASH EQUIVALENTS        (4,714,673)        (5,065,096)
Cash and cash equivalents at beginning
 of period                                       14,919,008          5,565,654
                                               _____________      _____________

    CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                 $ 10,204,335       $    500,558
                                               =============      =============

See notes to consolidated financial statements.

                                      Sequential Page No. 6








TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 2, 1997

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 2, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

In the first quarter of 1997, the Company changed to a fiscal year consisting of 52 or 53 weeks, ending on the Sunday nearest November 30.

NOTE B -- RECLASSIFICATIONS AND RESTATEMENT

Certain  amounts   in   the  1996   consolidated   financial
statements have  been reclassified  to conform  to the  1997 presentation.

NOTE C -- INVENTORIES

                                    March 2,      November 30,
                                     1997            1996
                                  ___________     ___________
Manufacturing materials and
  supplies                        $ 4,857,699     $ 3,794,175

Finished yogurt products and
  other food products               4,178,067       2,947,515

Equipment and other products        4,395,547       4,580,061
                                  ___________     ___________

                                  $13,431,313     $11,321,751
                                  ===========     ===========


The increase in manufacturing materials and supplies is due to seasonality and expanded private label sales of hardpack and novelty products as described in Item 2.

                                     Sequential Page No. 7


NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                    March 2,      November 30,
                                     1997            1996
                                  ___________     ____________
Rent                              $   771,556     $   960,371

Compensation                        2,738,621       2,219,160

Other                               1,677,612       2,519,850
                                  ___________     ____________

                                  $ 5,187,789     $ 5,699,381
                                  ===========     ===========



NOTE E -- CONTINGENCIES

A purported investor in a former franchisee claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested were $8.7 million. The Company was also named in this suit as a defendant. In April, 1997, summary judgment was granted by the trial court in favor of the Company on the basis that as a matter of law the Company could not be liable to the purported investor; the Company anticipates an appeal by the purported investor, but none has been filed as of the date of this quarterly report on Form 10-Q.

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


                                      Sequential Page No. 8


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the first quarter of 1997 increased six percent from sales in the first quarter of 1996. As described below, this increase in sales is related to increased sales of "TCBY"(Registered) frozen products and specialty products as well as increased sales by the Company's equipment distributor. These increases in sales were partially offset by decreased sales for Company-owned stores due to the franchising of most Company-owned "TCBY"(Registered) stores during 1996. The Company's total sales excluding "TCBY"(Registered) Company-owned units increased 15 percent in 1997 compared to 1996. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:


(dollars in thousands)
                                      1st Quarter              1st Quarter
                                         1997                     1996
                                _____________________     ____________________
                                  Sales           %        Sales           %
                                ________        _____     ________       _____
Food Products:
______________
 "TCBY"(Registered) frozen
  product sales for distribution
  to "TCBY"(Registered)
  locations                     $  8,631         54%      $  8,246        55%
 Sales of specialty products       3,024         19%         2,177        14%
 Retail sales by Company-
  owned stores                       165          1%         1,326         9%
                                ________        _____     ________       _____

                                  11,820         74%        11,749        78%

Equipment:
__________
 Sales by the Company's
  equipment distributor            3,000         19%         2,265        15%
 Sales of manufactured
  specialty vehicles                 794          5%           784         5%
                                ________        _____     ________       _____
                                   3,794         24%         3,049        20%
Other                                271          2%           255         2%
                                ________        _____     ________       _____

Total Sales                     $ 15,885        100%      $ 15,053       100%
                                ========        ====      ========       ====



Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to ProSource Distribution Services and to other foodservice distributors, which distribute products to "TCBY"(Registered) stores and non-traditional locations, and sales to international master franchisees of frozen yogurt and ice cream products and proprietary ingredients for the manufacture of frozen yogurt products in the countries that produce locally, (ii) sales of "TCBY"(Registered) frozen packaged products and other dairy food products to customers including supermarkets, convenience stores, dairies, food service distributors, club stores, and private label suppliers, and (iii) retail sales of yogurt, juices, and related food items by Company-owned stores.

                                      Sequential Page No. 9

Wholesale sales of frozen yogurt increased five percent during the first quarter of 1997 as compared to the first quarter of 1996. This increase is attributed primarily to increased purchases by "TCBY"(Registered) non-traditional locations.

The following table sets forth location activity for the first quarter of 1997 and 1996 for "TCBY"(Registered) and Juice Works(Registered) locations:

                                                                          NON-
                             FRANCHISED    COMPANY     INTERNATIONAL  TRADITIONAL
                               STORES       STORES       LOCATIONS     LOCATIONS    L
                            1997   1996  1997  1996    1997    1996   1997   1996  19
                            _________________________________________________________
                                                                                    <
 For the first quarter:
  Locations open at
   beginning of period      1,198  1,218    2    42     201     187   1,297  1,273  2
  Opened                       13      2    -     -      11      16      70     47
  Closed                      (18)   (18)   -    (1)     (2)    (11)    (47)   (62)
  Locations transferred         -      6    -   (15)      -       -       -      9
                            _________________________________________________________

  Locations open at
   end of period            1,193  1,208    2    26     210     192   1,320  1,267  2
                            =========================================================


Included in the franchised store information are 157 and 146 "TCBY"(Registered) stores closed for relocation or for the season on March 2, 1997 and February 29, 1996, respectively. The non-traditional locations include sites at airports, travel plazas, convenience stores, colleges, hospitals, theme parks, and stadiums. The Company continues to focus on the development of locations in conjunction with petroleum stores and other food concepts (co-branded locations). The majority of the 70 non-traditional openings in the first quarter of 1997 were co-branded. The Company's current experience is that the volume of yogurt of these locations will exceed that of some other types of non-traditional locations with the exception of airports. During the first quarter of 1997, 47 non-traditional locations were closed. These locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate. These closings are not expected to have a material impact on yogurt sales, but will allow the Company's support services to be more effective and efficient.


                                     Sequential Page No. 10

Sales of specialty products increased 39 percent during the first quarter of 1997 as compared to the first quarter of 1996. This increase is attributed primarily to increased sales of private label products. The Company has pursued private label opportunities to utilize the available capacity at its manufacturing facility in Dallas. This increase was partially offset by a decrease in the sale of "TCBY"(Registered) hardpack products for the same periods. The Company continues to focus on geographic regions where the hardpack products can be delivered and marketed in an efficient manner.

Retail sales by Company-owned stores declined 88 percent during the first quarter of 1997 compared to the first quarter of 1996. This decline resulted primarily from the Company's decision, during the fourth quarter of 1995, to franchise or close most of the "TCBY"(Registered)
Company-owned stores. The Company took this action as it believes the stores will operate more effectively with local ownership. The divestiture of the stores will lower sales in the food products segment in 1997 as the Company operated units for a portion of 1996. At March 2, 1997, and February 29, 1996, the Company operated two stores (one "TCBY"(Registered) and one Juice Works(Registered)) and 26 "TCBY"(Registered) stores, respectively.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment increased 24 percent during the first quarter of 1997 over the same period in the prior year. The change in sales is attributable to increased sales at the Company's equipment distributor due to international equipment orders and the opening of non-traditional "TCBY"(Registered) locations, some of which purchased a portion of their original equipment packages from the Company.

As a percent of sales, cost of sales for the first quarter of 1997 and 1996 for the Company and its two primary segments are presented below:

                                          1997        1996
     ______________________________________________________
     Food Products Segment                 65%         60%
     Equipment Segment                     79%         80%
     Company Total                         67%         63%

The increase in the food products segment cost of sales percentage is due to a number of factors including the Company's decision to franchise or close most of its "TCBY"(Registered) Company-owned stores. These stores had a lower cost of sales percentage than the other categories of the food products segment noted above. Therefore, as such stores were sold or closed, cost of sales as a percent of sales increased in the food products segment. In addition, sales of specialty
                                     Sequential Page No. 11

products, which generally have a higher cost of sales percentage than the other food segment categories, were a larger component of the food products segment sales in the first quarter of 1997 compared to the prior year primarily because of increased sales to private label customers. The increase in the cost of sales percentage for the food segment was partially offset by a decrease in dairy prices. Dairy prices, which represent a major component of the Company's cost of sales, were lower in the first quarter of 1997 compared to the first quarter of 1996. The Company's dairy costs are expected to be comparable in the second quarter of 1997 to the costs in the same period of 1996. Franchising revenues consist of initial franchise and license fees and royalty income. In the first quarter of 1997, initial franchise and license fees increased 43 percent while royalty income increased eight percent from the same period in 1996. This increase in franchise and license fees results primarily from increased initial international franchise fees. The increase in royalty income relates to the growth in the number of franchises operated by petroleum companies and their dealers or distributors and international development.

Operating expenses decreased 13 percent in the first quarter of 1997 compared to the same period in 1996. The decrease is due to a reduction in operating expenses related to corporate stores due to the franchising or closing of these units as discussed above. As a percentage of combined sales and franchising revenues, operating expenses were 41 percent and 50 percent for the first quarter of 1997 and 1996, respectively.

The key objective of the Company continues to be the enhancement of shareholder value. As such, the Company's executive management team will receive its full incentive bonus only if the Company attains earnings per share of $.34 in 1997, which approximates a 30 percent increase over 1996. The Company expects revenues from food products and equipment sales to increase over 1996 due to continued expansion of co-branded locations and other manufacturing opportunities. Sales will be reduced somewhat by the franchising of Company-owned units during 1996, as noted above. Management will continue to evaluate operating costs for efficiencies.

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance, and financial results. These forward-looking statements are based on certain assumptions regarding the economy, unit openings and closings, sales volumes per unit and other manufacturing opportunities. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looki ng statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

                                      Sequential Page No. 12



LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. However, the Company generally experiences a decrease in cash and cash equivalents in the first quarter as a result of the seasonality of its business. The Company's cash and short-term investments decreased approximately $4.8 million during the first quarter of 1997. This decrease resulted primarily from (i) purchases of treasury stock, (ii) an increase in trade accounts receivable primarily attributed to the normal increase in the first quarter along with expansion in the private label market, (iii) an increase in inventory due to raw goods and packaging materials related to increased volume of hardpack and novelty products, and
(iv) a cash dividend of five cents per share or $1.3 million paid in January 1997. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

In December 1995, the Company was authorized to repurchase up to three million shares of its outstanding common stock. Subsequently, repurchases have totaled 1,292,400 shares with 254,700 shares purchased in the first quarter of 1997. The repurchases were funded with cash flows. Future repurchases will be funded with cash flows from operations or long-term financing.

On March 2, 1997, working capital was $32.6 million compared to $33.9 million on November 30, 1996. The current ratio was 3.7 to 1.0 on March 2, 1997 and 4.1 to 1.0 on November 30, 1996. The long-term debt to equity ratio was .11 to 1.0 at March 2, 1997 and .12 to 1.0 at November 30, 1996. The Company has tangible net worth of $72.7 million at March 2, 1997.

On March 11, 1997, the Company's Board of Directors declared a five cents per share dividend payable on April 10, 1997 to the stockholders of record on March 27, 1997. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.


                                     Sequential Page No. 13




                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A purported investor in a former franchisee claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The com-pensatory damages requested were $8.7 million. The Company was also named in this suit as a defendant. In April, 1997, summary judgment was granted by the trial court in favor of the Company on the basis that as a matter of law the Company could not be liable to the purported investor; the Company anticipates an appeal by the purported investor, but none has been filed as of the date of this quarterly report on Form 10-Q.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27            Article 5, Financial Data Schedule for the First
              Quarter 1997 Form 10-Q

99(a)         Press release, dated  March 13, 1997, "TCBY
              Reports Improved Operating Results for First
              Quarter"

99(b)         Press release, dated March 26, 1997, ""TCBY"
              Treats(Service Mark) Stores and Subway Shops
              Under One Roof to Satisfy Customers"

99(c)         Press release, dated April 4, 1997, "TCBY and
              Nathan's Announce Co-Branding Alliance"

           b) The Company did not file any Reports on Form 8-K during the quarter ended March 2, 1997.


                                     Sequential Page No. 14




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  04/15/97                   /s/ Frank D. Hickingbotham
                                  __________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  04/15/97                    /s/ Gene Whisenhunt
                                  __________________________
                                   Gene Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer


                                     Sequential Page No. 15


                           EXHIBIT 27