Form 10-Q
period 1997-06-01
TCBY ENTERPRISES INC
filed 1997-07-11
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 1, 1997

________________________________
                               OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


                                       Yes _X_   No ___


On June 30, 1997 there were 23,876,876 shares of the registrant's common stock outstanding.

                                     Sequential Page No. 1



                       TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION
                                                                  Page
                                                                  ____
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          June 1, 1997 and November 30, 1996                       3

          Consolidated Statements of Operations
          Quarter ended and six months ended
          June 1, 1997 and May 31, 1996                            5

          Consolidated Statements of Cash Flows
          Six months ended June 1, 1997 and May
          31, 1996                                                 6

          Notes to Consolidated Financial Statements
          June 1, 1997                                             7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       15

Item 4.   Submission of Matters to a Vote of
          Security Holders                                        15

Item 6.   Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                        17



                                       Sequential Page No. 2



                                     PART 1
          FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                 June 1,        November 30,
                                                  1997              1996
                                            ________________________________
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $  7,684,066       $ 14,919,008
 Short-term investments                        4,172,552          4,252,552
 Receivables:
  Trade accounts                              16,315,653          8,620,498
  Notes                                        2,391,070          2,429,967
  Allowance for doubtful accounts
   and impaired notes                         (1,050,733)        (1,187,628)
                                            _____________      _____________
                                              17,655,990          9,862,837

 Refundable income taxes                            -               332,873
 Deferred income taxes                         1,451,190          1,451,190
 Inventories                                  12,744,300         11,321,751
 Prepaid expenses and other assets             1,811,790          1,742,801
 Assets held for sale                            754,652            822,583
                                            _____________      _____________

    TOTAL CURRENT ASSETS                      46,274,540         44,705,595

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    23,629,978         23,581,923
 Furniture, vehicles, and equipment           49,744,449         49,073,757
 Leasehold improvements                        3,607,828          3,511,509
 Construction in progress                         69,614               -
 Allowances for depreciation                 (37,944,109)       (35,694,982)
                                            _____________      _____________

                                              41,974,580         43,339,027
OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and impaired
  notes of $8,028,053 in 1997 and
  $8,494,396 in 1996)                          5,937,351          6,131,070
 Intangibles (less amortization of
  $1,842,386 in 1997 and $1,731,199
  in 1996)                                     4,504,365          4,485,689
 Other                                         2,607,852          3,807,066
                                            _____________      _____________

                                              13,049,568         14,423,825
                                            _____________      _____________

    TOTAL ASSETS                            $101,298,688       $102,468,447
                                            =============      =============


See notes to consolidated financial statements.



                                       Sequential Page No. 3

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                 June 1,       November 30,
                                                  1997             1996
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  4,097,253       $  1,906,568
 Accrued expenses                              5,525,167          5,699,381
 Income taxes payable                          1,361,713               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________
    TOTAL CURRENT LIABILITIES                 14,155,581         10,777,397

LONG-TERM DEBT, less current portion           7,883,732          9,469,456

DEFERRED INCOME TAXES                          3,001,101          3,001,101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares;
  issued 27,063,345 in 1997 and
  27,062,345 shares in 1996                    2,706,335          2,706,235
 Additional paid-in capital                   25,551,084         25,547,184
 Retained earnings                            66,100,843         65,165,190
                                            _____________      _____________

                                              94,358,262         93,418,609

 Less treasury stock, at cost (3,187,469
  shares in 1997 and 2,424,769 in 1996)      (18,099,988)       (14,198,116)
                                            _____________      _____________

     TOTAL STOCKHOLDERS' EQUITY               76,258,274         79,220,493
                                            _____________      _____________

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $101,298,688       $102,468,447
                                            =============      =============





See notes to consolidated financial statements.



                                       Sequential Page No. 4


TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                 Quarter Ended                     Six Months Ended
                            June 1,          May 31,            June 1,         May 31,
                             1997             1996               1997            1996
                         _______________________________________________________________
Sales                    $26,802,645      $24,578,698       $ 42,687,532    $ 39,631,597
Cost of sales             18,029,523       15,745,751         28,712,488      25,197,737
                         ____________     ____________      _____________   ____________
   GROSS PROFIT            8,773,122        8,832,947         13,975,044      14,433,860

Franchising revenues:
 Initial franchise and
  license fees             1,456,711          616,875          2,218,086       1,149,625
 Royalty income            2,924,669        2,749,467          4,750,106       4,441,471
                         ____________     ____________      _____________   ____________
                           4,381,380        3,366,342          6,968,192       5,591,096
                         ____________     ____________      _____________   ____________

                          13,154,502       12,199,289         20,943,236      20,024,956

 Selling, general, and
  administrative
  expenses                 8,457,652        8,494,992         15,985,048      17,154,105
                         ____________     ____________      _____________   ____________

   INCOME FROM
    OPERATIONS             4,696,850        3,704,297          4,958,188       2,870,851

Other income (expense):
 Interest expense           (189,931)        (240,030)          (392,901)       (502,784)
 Interest income             243,620          246,013            546,705         521,791
 Other income                 57,139           63,904             82,840         107,900
                         ____________     ____________      _____________   ____________
                             110,828           69,887            236,644         126,907
                         ____________     ____________      _____________   ____________

   INCOME BEFORE
    INCOME TAXES           4,807,678        3,774,184          5,194,832       2,997,758

Income tax expense         1,682,688        1,320,963          1,818,191       1,049,214
                         ____________     ____________      _____________   ____________

   NET INCOME            $ 3,124,990      $ 2,453,221       $  3,376,641    $  1,948,544
                         ============     ============      =============   ============
   Net income
    per share            $      0.13      $      0.10       $       0.14    $      .08
                         ============     ============      =============   ============
   Average shares
    outstanding            24,148,523       25,282,552         24,310,943      25,422,426
                         ============     ============      =============   ============
   Cash dividends paid
    per share            $      0.05      $      0.05       $       0.10    $       .10
                         ============     ============      =============   ============





See notes to consolidated financial statements.



                                  Sequential Page No. 5
TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                       Six Months Ended
                                                   June 1,           May 31,
                                                    1997              1996
                                               ________________________________
OPERATING ACTIVITIES
 Net income                                    $  3,376,641       $  1,948,544
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                    2,585,820          2,562,161
  Amortization of intangibles                       108,587            101,256
  Provision for doubtful accounts and
   impaired notes                                    31,398             44,358
  Deferred income taxes                                -               485,636
  Loss (gain) on sales of property
   and equipment                                        978            (26,396)
  Changes in operating assets and liabilities:
   Receivables                                   (7,975,188)        (3,787,176)
   Inventories                                   (1,406,196)          (534,242)
   Prepaid expenses                                 (68,989)          (127,677)
   Assets held for disposal                            -             1,965,339
   Intangibles and other assets                     935,473          1,811,152
   Accounts payable and accrued expenses          2,016,471           (670,470)
   Income taxes                                   1,694,586          4,127,559
                                               _____________      _____________
     NET CASH PROVIDED BY
      OPERATING ACTIVITIES                        1,299,581          7,900,044

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (1,063,024)        (1,448,587)
 Proceeds from sales of property and equipment       25,731            288,472
 Origination of notes receivable                   (388,349)          (107,237)
 Principal collected on notes receivable            735,703            727,553
 Purchases of short-term investments               (720,000)        (9,481,107)
 Proceeds from maturity of short-term
  investments                                       800,000         13,327,978
                                               _____________      _____________
     NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                         (609,939)         3,307,072

FINANCING ACTIVITIES
 Proceeds from sale of common stock                   4,000               -
 Dividends paid                                  (2,440,988)        (2,547,463)
 Purchases of treasury stock                     (3,901,872)        (2,059,169)
 Principal payments of long-term debt            (1,585,724)        (1,321,436)
                                               _____________      _____________
     NET CASH USED IN FINANCING ACTIVITIES       (7,924,584)        (5,928,068)
                                               _____________      _____________

     (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                          (7,234,942)         5,279,048

Cash and cash equivalents at beginning
 of period                                       14,919,008          5,565,654
                                               _____________      _____________
     CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $  7,684,066       $ 10,844,702
                                               =============      =============





See notes to consolidated financial statements.


                                                     Sequential Page No. 6


TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 1, 1997

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 1, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

In the first quarter of 1997, the Company changed to a fiscal year consisting of 52 or 53 weeks, ending on the Sunday nearest November 30.

NOTE B -- RECLASSIFICATIONS AND RESTATEMENT

Certain  amounts   in   the  1996   consolidated   financial
statements have  been reclassified  to conform  to the  1997 presentation.

NOTE C -- INVENTORIES

                                     June 1,      November 30,
                                      1997             1996
                                  ____________    ____________
Manufacturing materials and
  supplies                        $ 5,318,784     $ 3,794,175

Finished food products              4,011,951       2,947,515

Equipment and other products        3,413,565      4,580,061
                                  ___________     ____________

                                  $12,744,300     $11,321,751
                                  ===========     ============


The increase in manufacturing materials and supplies and finished food products is due to seasonality and expanded private label sales of hardpack and novelty products as described in Item 2.

                                       Sequential Page No. 7




NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                     June 1,      November 30,
                                      1997            1996
                                  ____________    ____________
Rent                              $   584,198     $   960,371
Compensation                        3,007,495       2,219,160
Other                               1,933,474       2,519,850
                                  ____________    ____________

                                  $ 5,525,167     $ 5,699,381
                                  ============    ============



NOTE E -- CONTINGENCIES

A purported investor in a former franchisee claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested were $8.7 million. The Company was also named in this suit as a defendant. In April, 1997, summary judgment was granted by the trial court in favor of the Company on the basis that as a matter of law the Company could not be liable to the purported investor; the plaintiff has appealed the summary judgement order, and in response the Company will vigorously argue that the order should be upheld.

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

NOTE F -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the first quarter of 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The Company has determined the impact of Statement No. 128 on the calculation of earnings per share for the second quarter and six months ended June 1, 1997 and May 31, 1996 would not be material.

                                  Sequential Page No. 8




ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the second quarter and first six months of 1997 increased nine percent and eight percent, respectively, over the same periods in 1996. As described below, the Company has experienced improved sales throughout many of its categories including specialty products and equipment distribution. These increases are partially offset by decreased sales by Company-owned stores due to the franchising of these stores during 1996. The Company's total sales excluding "TCBY"(Registered) Company-owned units for the quarter and for the six months increased 13 percent and 14 percent, respectively, in 1997 compared to 1996. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:


(dollars in thousands)
                                   Quarter Ended                     Six Months Ended
                        June 1, 1997        May 31, 1996      June 1, 1997       May 31, 1996
                      _______________     _______________    ______________     _____________
                      Sales       %       Sales       %      Sales      %       Sales    %
                      _______    ____     _______    ____    _______   ____     _____    ____
Food Products:
 "TCBY"(Registered)
  Frozen Product sales
  for  distribution to
  "TCBY"(Registered)
  locations           $14,796     55%     $14,559     59%    $23,427    55%     $22,805    57%
 Sales of specialty
  products              7,345     27%       4,467     18%     10,369    24%       6,644    17%
 Retail sales by
  Company-owned
  stores                  207      1%         883      4%        372     1%       2,209     6%
                      _______    ____     _______    ____    _______   ____     _______    ____
                       22,348     83%      19,909     81%     34,168    80%      31,658     80%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      3,749     14%       3,719     15%      6,749    16%       5,984    15%
 Sales of manufac-
  tured specialty
  vehicles                433      2%         690      3%      1,227     3%       1,474     4%
                      _______    ____     _______    ____    _______   ____     _______    ____

                        4,182     16%       4,409     18%      7,976    19%       7,458     19%
Other                     273      1%         261      1%        544     1%         516      1%
                      _______    ____     _______    ____    _______   ____     _______     ____
Total Sales           $26,803    100%     $24,579    100%    $42,688   100%     $39,632     100%
                      =======    ====     =======    ====    =======   ====     =======     ====


                                       Sequential Page No. 9




Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to ProSource Distribution Services and to other foodservice distributors, which distribute products to "TCBY"(Registered) stores and non-traditional locations, and sales to international master franchisees of frozen yogurt and ice cream products and proprietary ingredients for the manufacture of frozen yogurt products in the countries that produce locally, (ii) sales of "TCBY"(Registered) frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores, dairies, food service distributors, club stores, and private label suppliers, and (iii) retail sales of yogurt, juices, and related food items by Company-owned stores.

Wholesale sales of frozen yogurt and ice cream products increased two percent and three percent during the second quarter and first six months of 1997, respectively, compared to the same periods in 1996. These increases are attributed primarily to increased purchases by "TCBY"(Registered) non-traditional locations. The Company continues to develop additional "TCBY"(Registered) non-traditional locations with 302 "TCBY"(Registered) locations under agreement for development at June 1, 1997. Most of the "TCBY"(Registered) locations under development will be co-branded locations with other food or petroleum operations.

The following table sets forth TCBY and Juice Works location activity for the second quarter and first six months of 1997 and 1996.

                                     Sequential Page No. 10





                                                                          NON-
                             FRANCHISED    COMPANY      INTERNATIONAL  TRADITIONAL    TOTAL
                               STORES      STORES         LOCATIONS     LOCATIONS   LOCATIONS
                            1997   1996   1997  1996    1997    1996   1997   1996  1997   1996
                            ______________________________________________________________________
For the second quarter:
 Locations open at
  beginning of period       1,193  1,208    2    26     210     192   1,320  1,267   2,725  2,693
 Opened                        20     12    -     -      25       6      86    119     131    137
 Closed                       (44)   (10)   -     -     (10)     (4)    (33)   (75)    (87)   (89)
 Locations transferred          -     18    -   (18)      -       -       -      -       -      -
                            ______________________________________________________________________

 Locations open at
  end of period             1,169  1,228    2     8     225     194   1,373  1,311  2,769   2,741
                            ======================================================================

                                                                          NON-
                             FRANCHISED   COMPANY      INTERNATIONAL   TRADITIONAL     TOTAL
                               STORES     STORES         LOCATIONS      LOCATIONS   LOCATIONS
                             1997   1996  1997  1996    1997    1996  1997   1996    1997    1996
                            ________________________________________________________________________
For the first six months:
 Locations open at
  beginning of period       1,198  1,218    2    42     201     187   1,297  1,273  2,698     2,720
 Opened                        33     14    -     -      36      22     156    166    225       202
 Closed                       (62)   (28)   -    (1)    (12)    (15)    (80)  (137)  (154)     (181)
 Locations transferred          -     24    -   (33)      -       -       -      9      -        -
                            ________________________________________________________________________

 Locations open at
  end of period             1,169  1,228    2     8     225     194   1,373  1,311  2,769     2,741
                            ========================================================================


Included in the franchised and Company store information are 105 and 127 "TCBY"(Registered) stores closed for relocation or for the season on June 1, 1997 and May 31, 1996, respectively. During the first six months of 1997, significantly more TCBY non-traditional locations than traditional locations opened. While the Company has placed and continues to place equal emphasis upon both traditional and non-traditional locations, the Company has experienced more non-traditional development in the last two years. The Company believes this trend will continue for the remainder of 1997. While different in size and character, each TCBY location is treated the same for purposes of encroachment avoidance. The non-traditional locations include sites at airports, travel plazas, convenience stores, colleges, hospitals, theme parks, and stadiums. The Company continues to focus on the development of locations in conjunction with petroleum stores and other food concepts (co-branded locations). The majority of the 156 non-traditional openings in the first six months of 1997 were co-branded. The Company's current experience is that the volume of yogurt of these locations will exceed that of other types of non-traditional locations with the exception of

                                     Sequential Page No. 11

airports. During the first six months of 1997, 80 non-traditional locations were closed. These locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate. These closings are not expected to have a material impact on yogurt sales, but will allow the Company's support services to be more effective and efficient.

Sales of specialty products increased 64 percent and 56 percent during the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. A majority of this increase is attributed to increased sales of private label products. The Company has pursued private label opportunities to utilize available capacity at its manufacturing facility in Dallas. Sales improvements have also occurred due to the introduction of new "TCBY"(Registered) products primarily through club stores.

Retail sales by Company-owned stores declined 77 percent and 83 percent during the second quarter and first six months of 1997, respectively, compared to the same periods in 1996.
These   declines   have   resulted   from   the   Company's
implementation during 1996 of its decision to franchise or close most of its "TCBY"(Registered) Company-owned stores. The Company took this action as it believes the stores could operate more effectively with local ownership. The divestiture of the stores will lower sales in the food products segment in 1997 as the Company operated units for a portion of 1996.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment decreased five percent in the second quarter of 1997 over the same period in the prior year due to decreased sales at the Company's equipment manufacturer. In July, 1997, the Company sold a portion of the equipment manufacturers assets to a company controlled by the subsidiary's president. The assets sold included certain inventory, plant equipment, furniture and fixtures, and intangibles. The transaction was financed by the Company. The Company retained certain inventory items which will be marketed with the assistance of the new company. In addition, the real property was retained by the Company and leased to the purchaser. This transaction could result in lower sales in the equipment segment during the remainder of 1997.

Sales in the equipment segment increased seven percent during the first six months of 1997 over the same period in the prior year. This improvement in sales is attributable to increased international equipment orders and the opening of non-traditional "TCBY"(Registered) locations, some of which purchased a portion of their original equipment packages from the Company's equipment distributor. The increase was partially offset by decreased sales at the Company's equipment manufacturer.

                                         Sequential Page 12

As a percent of sales, cost of sales for the second quarter and first six months of 1997 and 1996 for the Company and its two primary segments are presented below:

                           Second Quarter    First Six Months
                           ______________    ________________
                            1997    1996       1997    1996
_____________________________________________________________
 Food Products Segment       67%     62%        66%     61%
 Equipment Segment           76%     77%        77%     78%
 Company Total               67%     64%        67%     64%


The increase in the food products segment cost of sales percentage is due to a number of factors including the Company's decision to franchise or close most of its "TCBY "(Registered) Company-owned stores. These stores had a lower cost of sales percentage than the other categories of the food products segment noted above. Therefore, as such stores were sold or closed, cost of sales as a percent of sales increased in the food products segment.

In addition, sales of specialty products, which generally have a higher cost of sales percentage than the other food segment categories, were a larger component of the food products segment sales during 1997 compared to the prior year. (See earlier discussion related to these sales increases.) Cost of sales during 1997 compared to 1996 have been favorably impacted by a slight decrease in dairy prices which are a major component of the Company's cost of sales. The Company's dairy costs are expected to be slightly lower in the third quarter of 1997 compared to the costs in the same period of 1996.

Franchising revenues consist of initial franchise and license fees and royalty income. In the second quarter of 1997, initial franchise and license fees increased 136 percent while royalty income increased six percent from the same period in 1996. For the first six months of 1997, initial franchise and license fees increased 93 percent while royalty income increased seven percent from the same period in 1996. The improvements in franchise and license fees result primarily from increased initial international franchise fees. The increases in royalty income relate to the growth in the number of franchises operated by petroleum companies and their dealers or distributors and other food companies, along with expanded distribution in international markets.

Operating expenses were comparable in the second quarter of 1997 to the same period in 1996 while a decrease of seven percent was experienced in the first six months of 1997 compared to 1996. The decrease for the six month period is due to a reduction in operating expenses related to corporate stores due to the franchising or closing of these units as discussed above. As a percentage of combined sales and franchising revenues, operating expenses were 27 percent and 30 percent for the second quarter of 1997 and 1996, respectively. For the first six months of 1997 and 1996, operating expenses as a percentage of combined sales and franchising revenues were 32 percent and 38 percent, respectively.


                                     Sequential Page No. 13





The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance, and financial results. These forward-looking statements are based on certain assumptions regarding the economy, unit openings and closings, sales volumes per unit and other manufacturing opportunities. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approxi-mately $7.3 million during the first six months of 1997. This decrease resulted primarily from (i) purchases of treasury stock, (ii) an increase in trade accounts receivable primarily attributed to the normal seasonal increase along with expansion in the private label market,
(iii) an increase in inventory due to seasonality and additional raw goods and packaging materials related to increased volume of private label products, and (iv) cash
dividends.    The  Company's  foreseeable  cash  needs  for
operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

In December 1995, the Company was authorized to repurchase up to three million shares of its outstanding common stock. Subsequently, repurchases have totaled 1,800,400 shares with 762,700 shares purchased in the first six months of 1997. The repurchases were funded with cash flows from operations. Future repurchases may be funded with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:

                                     June 1,      November 30,
                                      1997           1996
                                  ____________    ____________
Current Ratio                      3.3 to 1.0      4.1 to 1.0
Working Capital (in millions)        $32.1           $33.9
Long-Term Debt to Equity Ratio     .10 to 1.0      .12 to 1.0
Tangible Net Worth (in millions)     $71.8           $74.7


On June 20, 1997, the Company's Board of Directors declared a five cents per share dividend payable on July 14, 1997 to the stockholders of record on July 3, 1997. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.

                                     Sequential Page No. 14

                    PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A purported investor in a former franchisee claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested were $8.7 million. The Company was also named in this suit as a defendant. In April, 1997, summary judgment was granted by the trial court in favor of the Company on the basis that as a matter of law the Company could not be liable to the purported investor; the plaintiff has appealed the summary judgement order, and in response the Company will vigorously argue that the order should be upheld.

ITEM 4.     SUBMISSION  OF MATTERS  TO  A VOTE  OF  SECURITY
HOLDERS

a)   The Annual Meeting of Shareholders was held April 17,
     1997.

c)      A  total  of  22,208,776  shares  were  present   or
represented at the meeting. The first matter voted upon was the uncontested election of directors. Abstentions and withheld votes constituted the difference between the total shares voted for each director and the total shares represented in person or by proxy. All individuals nominated to be directors of the Corporation were elected with the following number of votes:

          Frank D. Hickingbotham                 21,417,906
          Herren C. Hickingbotham                21,401,679
          William H. Bowen                       21,403,958
          Daniel R. Grant                        21,400,252
          F. Todd Hickingbotham                  21,400,447
          Don O'Neal Kirkpatrick                 21,423,194
          Marvin D. Loyd                         21,404,404
          Hugh H. Pollard                        21,338,205

     The second matter voted upon was a request to amend the 1992 Employee Stock Option Plan of TCBY Enterprises, Inc. (the "Plan") which would increase the number of shares available under the Plan by 1,000,000 shares. A total of 14,125,230 shares voted "for" the amendment and 3,105,876 voted "against" the amendment. Abstentions and withheld votes constituted the difference between the total shares voted and the total shares represented in person or by proxy; 4,875,084 broker non-votes were also counted against the proposal.

        The  third matter  voted  upon was  a stockholder's
proposal to engage  an  investment  banker.    A  total  of
1,752,875 shares voted "for"  the amendment  and 11,860,892
voted "against" the  amendment.   Abstentions and  withheld
votes constituted the difference between the total shares voted and the total shares represented in person or by proxy; 8,410,110 broker non-votes were also counted against the proposal.

                                   Sequential Page No. 15





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a)  Exhibits

27            Article 5, Financial Data Schedule for the Second
              Quarter Fiscal 1997 Form 10-Q

99(a)         Press release, dated April 25, 1997, "TCBY
              Launches New Sorbet Fizz with National Media"

99(b)         Press release, dated May 1, 1997, "TCBY
              Introduces New Sorbet Fizz"

99(c)         Press release, dated May 2, 1997, "TCBY Announces
              New International Development in Europe"

99(d)         Press release, dated May 2, 1997, "TCBY Announces
              New International Development in Central America"

99(e)         Press release, dated June 11, 1997, "TCBY Reports
              73% Increase in Net Income for the First Half of
              1997"

99(f)         Press release, dated June 20, 1997, "TCBY
              Declares Cash Dividend"

           b)  The Company did not file any reports on  Form
               8-K during the three periods ended June 1, 1997.

                                     Sequential Page No. 16



                             SIGNATURES
                             __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  07/11/97                   /s/ Frank D. Hickingbotham
                                  __________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  07/11/97                    /s/ Gene H. Whisenhunt
                                  __________________________
                                   Gene H. Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer


                                     Sequential Page No. 17

                           EXHIBIT 27