Form 10-Q
period 1997-08-31
TCBY ENTERPRISES INC
filed 1997-10-14
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 1997

______________________________

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

                   (501)688-8229
___________________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On September 30, 1997 there were 23,797,101 shares of the registrant's common stock outstanding.

                                     Sequential Page No. 1


                        TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION
                                                                 Page
                                                                 ____
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          August 31, 1997 and November 30, 1996                    3

          Consolidated Statements of Operations
          Quarter ended and nine months ended
          August 31, 1997 and 1996                                 5

          Consolidated Statements of Cash Flows
          Nine months ended August 31, 1997 and 1996               6

          Notes to Consolidated Financial Statements
          August 31, 1997                                          7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       15

Item 6.   Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                        16


                                          Sequential Page No. 2


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              August 31,        November 30,
                                                 1997               1996
                                            _________________________________
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $ 15,716,842       $ 14,919,008
 Short-term investments                        4,172,553          4,252,552
 Receivables:
  Trade accounts                              14,365,968          8,620,498
  Notes                                        2,459,622          2,429,967
  Allowance for doubtful accounts
   and impaired notes                         (1,112,957)        (1,187,628)
                                            _____________      _____________
                                              15,712,633          9,862,837

 Refundable income taxes                            -               332,873
 Deferred income taxes                         1,202,576          1,451,190
 Inventories                                  10,655,938         11,321,751
 Prepaid expenses and other assets             1,459,188          1,742,801
 Assets held for sale                            754,652            822,583
                                            _____________      _____________

    TOTAL CURRENT ASSETS                      49,674,382         44,705,595

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    23,666,776         23,581,923
 Furniture, vehicles, and equipment           49,862,138         49,073,757
 Leasehold improvements                        3,630,035          3,511,509
 Construction in progress                         21,576               -
 Allowances for depreciation                 (38,883,469)       (35,694,982)
                                            _____________      _____________

                                              41,163,876         43,339,027
OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and impaired
  notes of $7,859,536 in 1997 and
  $8,494,396 in 1996)                          5,624,381          6,131,070
 Intangibles (less amortization of
  $1,898,247 in 1997 and $1,731,199
  in 1996)                                     4,474,929          4,485,689
 Other                                         4,151,684          3,807,066
                                            ____________       _____________
                                              14,250,994         14,423,825
                                            _____________      _____________
    TOTAL ASSETS                            $105,089,252       $102,468,447
                                            =============      =============

See notes to consolidated financial statements.


                                       Sequential Page No. 3



TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              August 31,       November 30,
                                                 1997              1996
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  3,980,827       $  1,906,568
 Accrued expenses                              6,121,092          5,699,381
 Income taxes payable                          1,505,808               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                 14,779,175         10,777,397

LONG-TERM DEBT, less current portion           7,090,870          9,469,456

DEFERRED INCOME TAXES                          3,715,427          3,001,101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares;
  issued 27,084,570 in 1997 and
  27,062,345 shares in 1996                    2,708,457          2,706,235
 Additional paid-in capital                   25,663,165         25,547,184
 Retained earnings                            69,232,146         65,165,190
                                            _____________      _____________

                                              97,603,768         93,418,609

 Less treasury stock, at cost (3,187,469
  shares in 1997 and 2,424,769 in 1996)      (18,099,988)       (14,198,116)
                                            _____________      _____________

       TOTAL STOCKHOLDERS' EQUITY             79,503,780         79,220,493
                                            _____________      ______________

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $105,089,252       $102,468,447
                                            =============      =============

See notes to consolidated financial statements.


                                                 Sequential Page No. 4




TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Quarter Ended                     Nine Months Ended
                           August 31,       August 31,         August 31,      August 31,
                             1997             1996               1997            1996
                         ________________________________________________________________
Sales                    $30,018,752      $26,075,002       $ 72,706,284    $ 65,706,599
Cost of sales             19,782,608       16,727,654         48,495,096      41,925,391
                         ____________     ____________      _____________   _____________
  GROSS PROFIT            10,236,144        9,347,348         24,211,188      23,781,208

Franchising revenues:
 Initial franchise and
  license fees               693,625          590,750          2,911,711       1,740,375
 Royalty income            3,425,530        3,555,427          8,175,636       7,996,898
                         ____________     ____________      _____________   _____________
                           4,119,155        4,146,177         11,087,347       9,737,273
                         ____________     ____________      _____________   _____________
                          14,355,299       13,493,525         35,298,535      33,518,481

Selling, general, and
  administrative
  expenses                 7,863,239        7,809,733         23,848,287      24,963,838
                         ____________     ____________      _____________   _____________

  INCOME FROM
   OPERATIONS              6,492,060        5,683,792         11,450,248       8,554,643

Other income (expense):
 Interest expense           (189,762)        (237,901)          (582,663)       (740,685)
 Interest income             284,055          299,085            830,760         820,876
 Other income                 67,721           32,544            150,561         140,444
                         ____________     ____________      _____________   _____________
                             162,014           93,728            398,658         220,635
                         ____________     ____________      _____________   _____________
  INCOME BEFORE
   INCOME TAXES            6,654,074        5,777,520         11,848,906       8,775,278

Income tax expense         2,328,928        2,022,133          4,147,119       3,071,347
                         ____________     ____________      _____________   _____________

  NET INCOME             $ 4,325,146      $ 3,755,387       $  7,701,787    $  5,703,931
                         ============     ============      =============   =============
  Net income
    per share            $      0.18      $      0.15       $       0.32    $       0.23
                         ============     ============      =============   =============
  Average shares
    outstanding           23,880,545       25,036,405         24,168,000      25,293,284
                         ============     ============      =============   =============
  Cash dividends paid
    per share            $      0.05      $      0.05       $       0.15    $       0.15
                         ============     ============      =============   =============

See notes to consolidated financial statements.



                                  Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                                 August 31,        August 31,
                                                    1997              1996
                                               ________________________________
OPERATING ACTIVITIES
 Net income                                    $  7,701,787       $  5,703,931
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                    3,798,016          3,880,564
  Amortization of intangibles                       167,048            155,213
  Provision for doubtful accounts and
   impaired notes                                    47,097             66,155
  Deferred income taxes                             962,939          1,051,169
  Gain on sales of property and equipment           (40,710)          (40,631)
  Changes in operating assets and liabilities:
   Receivables                                   (6,260,345)        (2,171,382)
   Inventories                                      683,651          1,068,865
   Prepaid expenses                                 283,613            352,700
   Assets held for disposal                            -             2,298,521
   Intangibles and other assets                    (705,002)        (1,564,935)
   Accounts payable and accrued expenses          2,495,970         (2,845,138)
   Income taxes                                   1,838,681          5,629,538
                                               _____________      _____________
    NET CASH PROVIDED BY
      OPERATING ACTIVITIES                       10,972,745         13,584,570

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (1,539,386)        (2,331,386)
 Proceeds from sales of property and equipment       57,624            318,508
 Origination of notes receivable                   (767,194)          (223,284)
 Principal collected on notes receivable          1,791,132          1,306,315
 Purchases of short-term investments               (720,001)              (231)
 Proceeds from maturity of short-term
  investments                                       800,000          4,652,085
                                               _____________      _____________
    NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                         (377,825)         3,722,007

FINANCING ACTIVITIES
 Proceeds from sale of common stock                 118,203               -
 Dividends paid                                  (3,634,831)        (3,805,986)
 Purchases of treasury stock                     (3,901,872)        (3,694,119)
 Principal payments of long-term debt            (2,378,586)        (2,378,586)
                                               _____________      _____________
    NET CASH USED IN FINANCING ACTIVITIES        (9,797,086)        (9,878,691)
                                               _____________      _____________

   INCREASE IN CASH AND CASH EQUIVALENTS           797,834          7,427,886

Cash and cash equivalents at beginning
 of period                                       14,919,008          5,565,654
                                               _____________      _____________
    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $ 15,716,842       $ 12,993,540
                                               =============      =============

See notes to consolidated financial statements.

                                                      Sequential Page No. 6






TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 1997

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

In the first quarter of 1997, the Company changed to a fiscal year consisting of 52 or 53 weeks, ending on the Sunday nearest November 30.

NOTE B -- RECLASSIFICATIONS AND RESTATEMENT

Certain  amounts   in   the  1996   consolidated   financial
statements have  been reclassified  to conform  to the  1997 presentation.


NOTE C -- INVENTORIES

                                   August 31,     November 30,
                                      1997            1996
                                  ____________    ____________
Manufacturing materials and
  supplies                        $ 4,110,134     $ 3,794,175

Finished food products              2,993,913       2,947,515

Equipment and other products        3,551,891       4,580,061
                                  ____________    ____________

                                  $10,655,938     $11,321,751
                                  ============    ============


                                       Sequential Page No. 7


NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                   August 31,     November 30,
                                      1997            1996
                                  ____________    ____________
Rent                              $   664,052     $   960,371
Compensation                        3,139,230       2,219,160
Other                               2,317,810       2,519,850
                                  ____________    ____________

                                  $ 6,121,092     $ 5,699,381
                                  ============    ============


NOTE E -- CONTINGENCIES

A purported investor in a former franchisee claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested were $8.7 million. The Company was also named in this suit as a defendant. In April, 1997, summary judgment was granted by the trial court in favor of the Company on the basis that as a matter of law the Company could not be liable to the purported investor; the plaintiff has appealed the summary judgment order, and in response the Company will vigorously argue that the order should be upheld.

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

NOTE F -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the first quarter of 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The Company has determined the impact of Statement No. 128 on the calculation of earnings per share for the third quarter and nine months ended August 31, 1997 and 1996 would not be material.

                                       Sequential Page No. 8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS






The Company's total sales for the third quarter and first nine months of 1997 increased 15 percent and 11 percent, respectively, over the same periods in 1996. As described below, the Company has experienced improved sales in the specialty products and equipment distribution categories. These increases are partially offset by decreased sales by Company-owned stores due to the franchising of these stores during 1996; the divestiture of Carlin in July, 1997; and decreased sales to traditional "TCBY"(Registered) stores. The Company's total sales excluding "TCBY"(Registered) Company-owned units and Carlin Manufacturing for the quarter and for the nine months increased 19 percent and 17 percent, respectively, in 1997 compared to 1996. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:





(dollars in thousands)
                                   Quarter Ended                     Nine Months Ended
                      August 31, 1997     August 31, 1996    August 31, 1997   August 31, 1996
                      _______________     _______________    _______________    _______________
                      Sales       %       Sales       %      Sales       %      Sales       %
                      _______    ____     _______    ____    _______    ____    _______    ____
Food Products:
 "TCBY"(Registered)
  Frozen Product sales
  for distribution to
  "TCBY"(Registered)
  locations           $15,415     51%     $16,899     65%    $38,841    53%     $39,704    60%
 Sales of specialty
  products              9,786     33%       4,523     17%     20,155    28%      11,167    17%
 Retail sales by
  Company-owned
  stores                  206      1%         217      1%        578     1%       2,426     4%
                      _______    ____     _______    ____    _______    ____    _______    ____
                       25,407     85%      21,639     83%     59,574    82%      53,297    81%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      4,345     14%       3,341     13%     11,094    15%       9,325    14%
 Sales of manufac-
  tured specialty
  vehicles                  1      0%         833      3%      1,228     2%       2,307     4%
                      _______    ____     _______    ____    _______    ____    _______    ____

                        4,346     14%       4,174     16%     12,322    17%      11,632    18%
Other                     266      1%         262      1%        810     1%         778     1%
                      _______    ____     _______    ____    _______    ____    _______    ____
Total Sales           $30,019    100%     $26,075    100%    $72,706   100%     $65,707   100%
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

Wholesale sales of frozen yogurt and ice cream products decreased nine percent and two percent during the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. These decreases are attributed primarily to a reduction in the number of domestic traditional "TCBY"(Registered) stores in operation and a decline in yogurt purchased by operating stores during 1997 compared to 1996. These decreases were partially offset by increased purchases by "TCBY"(Registered) non-traditional locations. The Company continues to develop additional "TCBY"(Registered) non-traditional locations with over 300 "TCBY"(Registered) locations under agreement for development at August 31, 1997. Most of the "TCBY"(Registered) locations under development will be co-branded locations with petroleum or other food operations.

The following table  sets forth  TCBY(Registered) and  Juice
Works(Registered) location activity for the third quarter and first nine months of 1997 and 1996.





                                                                          NON-
                             FRANCHISED    COMPANY     INTERNATIONAL  TRADITIONAL      TOTAL
                               STORES       STORES       LOCATIONS     LOCATIONS     LOCATIONS
                            1997    1996  1997  1996   1997     1996  1997    1996  1997   1996
                            ____________________________________________________________________
For the third quarter:
 Locations open at
  beginning of period       1,169  1,228    2     8     225     194   1,373  1,311  2,769 2,741
 Opened                        14     15    1     -      12      42     107     96    134   153
 Closed                       (35)   (18)   -     -     (12)    (27)    (69)   (68)  (116) (113)
 Locations transferred          1      6   (1)   (7)      -       -       -      1      -     -
                            ____________________________________________________________________

 Locations open at
  end of period             1,149  1,231    2     1     225     209   1,411  1,340  2,787 2,781
                            ====================================================================

                                                      Sequential Page No. 10

                                                                           NON-
                             FRANCHISED    COMPANY     INTERNATIONAL   TRADITIONAL      TOTAL
                               STORES       STORES       LOCATIONS      LOCATIONS     LOCATIONS
                            1997    1996  1997  1996   1997     1996  1997    1996  1997   1996
                            ____________________________________________________________________
For the first nine months:
 Locations open at
  beginning of period       1,198  1,218    2    42     201     187   1,297  1,273  2,698 2,720
 Opened                        47     29    1     -      48      64     263    262    359   355                           55
 Closed                       (97)   (46)   -    (1)    (24)    (42)   (149)  (205)  (270) (294)
 Locations transferred          1     30   (1)  (40)      -       -       -     10      -     -
                            ____________________________________________________________________

 Locations open at
  end of period             1,149  1,231    2     1     225     209   1,411  1,340  2,787 2,781
                            ====================================================================


Included in the franchised and Company store information are 87 and 127 "TCBY"(Registered) stores closed for relocation or for the season on August 31, 1997 and 1996, respectively. During the first nine months of 1997, significantly more TCBY(Registered) non-traditional locations than traditional locations opened. While the Company has placed and continues to place emphasis upon both traditional and non-traditional locations, the Company has experienced more non-traditional development in the last two years. The Company believes this trend will continue for the remainder
of 1997.    While  different in  size  and  character, each
TCBY(Registered) location is treated the same in the site evaluation process, and the Company intends to avoid approving the placement of a new TCBY(Registered) location, be it traditional or non-traditional, so close to any existing TCBY(Registered) location that sales of the two locations would be materially impacted. The non-traditional locations include sites at airports, travel plazas, convenience stores, colleges, hospitals, theme parks, and stadiums. The Company continues to focus on the development of locations in conjunction with petroleum stores and other food concepts (co-branded locations). The majority of the 263 non-traditional openings in the first nine months of 1997 were co-branded. The Company's current experience is that the volume of yogurt of these locations will exceed that of other types of non-traditional locations with the exception of airports. During the first nine months of 1997, 149 non-traditional locations were closed. These locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate. These closings are not expected to have a material impact on yogurt sales, but will allow the Company's support services to be more effective and efficient.

                                      Sequential Page No. 11

Sales of specialty products increased 116 percent and 80 percent during the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. A majority of this increase is attributed to increased sales of private label products. The Company has pursued private label opportunities to utilize available capacity at its manufacturing facility in Dallas. Sales improvements have also occurred due to the introduction of new "TCBY"(Registered) products primarily through club stores.

Retail sales by Company-owned stores declined due to the Company's implementation during 1996 of its decision to franchise or close most of its "TCBY"(Registered)
Company-owned stores. The Company took this action as it believes the stores could operate more effectively with local ownership. The divestiture of the stores will lower sales in the food products segment in 1997 as the Company operated units for a portion of 1996.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments.

Sales in the equipment segment increased four percent and six percent during the third quarter and the first nine months of 1997, respectively, as compared to the same
periods in the  prior year.   This improvement in  sales is
primarily due to the opening of non-traditional "TCBY"(Registered) locations, some of which purchased a portion of their original equipment packages from the Company's equipment distributor. This increase was partially offset by decreased sales at the Company's equipment manufacturer. In July, 1997, the Company sold a portion of the equipment manufacturer's assets to a company controlled by the subsidiary's president. The assets sold included certain inventory, plant equipment, furniture and fixtures, and intangibles. The transaction was partially financed by the Company. The Company retained certain inventory items which will be marketed with the assistance of the new company. In addition, the real property was retained by the Company and leased to the purchaser. This transaction could result in lower sales in the equipment segment during the remainder of 1997.

As a percent of sales, cost of sales for the third quarter and first nine months of 1997 and 1996 for the Company and its two primary segments are presented below:

                            Third Quarter    First Nine Months
                            _____________    _________________
                            1997    1996       1997    1996
______________________________________________________________
 Food Products Segment       64%     63%        65%     62%
 Equipment Segment           79%     74%        78%     76%
 Company Total               66%     64%        67%     64%

                                           Sequential Page 12






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

In addition, sales of specialty products, which generally have a higher cost of sales percentage than the other food segment categories, were a larger component of the food products segment sales during 1997 compared to the prior year. (See earlier discussion related to these sales increases.) Cost of sales during 1997 have been favorably impacted by a decrease in dairy prices which are a major component of the Company's cost of sales. The Company's dairy costs are expected to be lower in the fourth quarter of 1997 compared to 1996.

Franchising revenues consist of initial franchise and license fees and royalty income. In the third quarter of 1997, initial franchise and license fees increased 17 percent while royalty income decreased four percent from the same period in 1996. The improvement in franchise and license fees resulted primarily from increased development of non-traditional locations as noted above. The decrease in royalty income is primarily attributable to a decrease in domestic royalties as a result of the decrease in the number of domestic traditional "TCBY"(Registered) stores and the decline in yogurt purchases by the operating stores as noted above which was partially offset by the increase in the number of non-traditional locations.

In the first nine months of 1997, initial franchise and license fees increased 67 percent while royalty income increased two percent. The improvement in franchise and license fees resulted primarily from increased initial
international franchise  fees.    The  increase  in  royalty
income is primarily attributable to the growth in non-traditional locations referred to above, along with expanded distribution in international markets. These increases were partially offset by changes in domestic traditional "TCBY"(Registered) stores discussed in the preceding paragraph.

Operating expenses were comparable in the third quarter of 1997 to the same period in 1996 while a decrease of four percent was experienced in the first nine months of 1997 compared to 1996. The decrease for the nine month period relates to reduced operating expenses of corporate stores due to the franchising or closing of these units as discussed above. As a percentage of combined sales and franchising revenues, operating expenses were 23 percent and 26 percent for the third quarter of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, operating expenses as a percentage of combined sales and franchising revenues were 29 percent and 33 percent, respectively.

                                      Sequential Page No. 13

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance, and financial results. These forward-looking statements are based on certain assumptions regarding the economy, unit openings and closings, sales volumes per unit, manufacturing opportunities, no changes in governmental regulation of the food industry, and no material event which would impact the reputation of the Company's manufacturing facility or the Company's ability to utilize that facility. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments increased approxi-mately $.7 million during the first nine months of 1997. This change resulted primarily from increased net income which was partially offset by (i) purchases of treasury stock, (ii) an increase in trade accounts receivable primarily attributed to the normal seasonal increase along with expansion in the private label market, and (iii) cash dividends. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

In December 1995, the Company was authorized to repurchase up to three million shares of its outstanding common stock. Subsequently, repurchases have totaled 1,800,400 shares with 762,700 shares purchased in the first n ine months of 1997. The repurchases were funded with cash flows from operations. Future repurchases may be funded with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:

                                   August 31,      November 30,
                                      1997             1996
                                  ____________    _____________
Current Ratio                      3.4 to 1.0      4.1 to 1.0
Working Capital (in millions)        $34.9           $33.9
Long-Term Debt to Equity Ratio     .09 to 1.0      .12 to 1.0
Tangible Net Worth (in millions)     $75.0           $74.7



On September 13, 1997, the Company's Board of Directors declared a five cents per share dividend payable on October 10, 1997 to the stockholders of record on September 25, 1997. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.

                                      Sequential Page No. 14

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes from previously reported litigation.





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a)  Exhibits

27            Article 5, Financial Data Schedule for the Third
              Quarter Fiscal 1997 Form 10-Q

99(a) Press release, dated June 23, 1997, "Mixed Double and Island Fantasy Promotions Highlight Summer at
              TCBY"

99(b)         Press release, dated June 30, 1997, "TCBY
              Enterprises, Inc. Names Jim Fink President of
              Americana Foods"

99(c)         Press release, dated July 23, 1997, "TCBY
              Announces Sale of Carlin Manufacturing to Company
              President"

99(d)         Press release, dated July 24, 1997, "TCBY Signs
              Development Agreement with TravelCenters of
              America, Inc."

99(e)         Press release, dated August 4, 1997, "TCBY Signs
              Development Agreement with Total Petroleum"

99(f)         Press release, dated August 22, 1997, "Pretzel
              Time and TCBY Announce Openings of 20th
              Co-Branded Location"

99(g)         Press release, dated September 10, 1997, "TCBY
              Net Income Up 35%, Over 300 Stores Under
              Development"

99(h)         Press release, dated September 12, 1997, "TCBY
              Declares Cash Dividend"


           b)  The Company did not file any reports on  Form
               8-K during the three months ended August 31, 1997.


                                      Sequential Page No. 15

                             SIGNATURES
                             __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  10/14/97                  /s/ Frank D. Hickingbotham
                                 ___________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  10/14/97                    /s/ Gene H. Whisenhunt
                                 ___________________________
                                   Gene H. Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer


                                     Sequential Page No. 16

                           EXHIBIT 27