Form 10-K405
period 1997-11-30
TCBY ENTERPRISES INC
filed 1998-02-25
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-K

 _x_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1997
 ___ TRANSITION REPORT  PURSUANT TO SECTION  13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

                              Name of each exchange on
Title of each class           which registered
___________________           _________________________
Common stock, $.10 par value  New York Stock Exchange


   Securities  registered pursuant to  Section 12(g) of  the
Act:
                              None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

The aggregate market value of common stock ($.10 par  value)
held by  non-affiliates  of  the  Registrant  (see  item  12 hereof) on January 1, 1998: $88,265,451.

The number of shares of the Registrant's Common Stock  ($.10 par value) outstanding as of January 1, 1998:  23,435,401.

DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Annual Report to Stockholders for the year ended November 30, 1997 are incorporated by reference into Parts I and II.

  Portions of the Proxy Statement for the annual meeting of stockholders to be held April 16, 1998 are incorporated by reference into Part III.
                             PART I

Item 1.  BUSINESS

The Company manufactures and sells soft serve frozen yogurt, hardpack frozen yogurt and ice cream, and novelty frozen food products through Company-owned and franchised retail stores ("TCBY" stores), non-traditional locations (e.g., airports, schools, hospitals, convenience stores, and travel plazas), and the retail grocery trade (e.g., grocery stores and wholesale clubs). In addition, the Company sells equipment related to the foodservice industry and develops locations under the Juice Works brand which are intended to be co-branded with TCBY locations. Industry segment data for the Company's two business segments, food products and equipment, for the years ended November 30, 1997, 1996, and 1995 included on pages 13 through 18 and page 30 of the Company's 1997 Annual Report to Stockholders, is incorporated herein by reference.


The Company was incorporated under the laws of the State of Delaware on January 10, 1984 and is the successor to businesses which opened the first Company-owned TCBY store in September 1981 and first franchised TCBY stores in June 1982. Unless the context otherwise requires, the term "Company" includes TCBY Enterprises, Inc., its predecessors and its wholly owned consolidated subsidiaries. The Company's principal subsidiaries are: TCBY Systems, Inc. (which franchises and licenses domestic and international TCBY or TCBY-with-Juice Works locations; operates a domestic TCBY location in Little Rock, Arkansas and sells yogurt and novelty products to the retail grocery trade); Americana Foods Limited Partnership (which manufactures yogurt and other frozen dessert products); Riverport Equipment and
Distribution Company, Inc. which is composed of the Riverport Division (which sells and distributes restaurant equipment and supplies primarily to TCBY locations) and the AIMCO Division (which sells and distributes foodservice equipment and supplies primarily to customers outside of the TCBY systems).

FOOD PRODUCTS SEGMENT

TCBY Locations
The Company's food products are marketed as a treat, dessert, snack or light meal item. The domestic franchised,
Company-owned,   international   licensed   stores,   and
non-traditional domestic locations operate under the name "TCBY," "TCBY THE COUNTRY'S BEST YOGURT," "TCBY Treats," or related tradenames (herein referred to as "TCBY locations").

On November 30, 1997 there were 2,782 TCBY locations, including 1,102 domestic franchised stores, one Company-owned store, 229 international licensed stores, and 1,450 non-traditional domestic locations. Information regarding TCBY and Juice Works location activity for 1997 and 1996 is incorporated by reference to the information contained in the table on page 13 to the Company's 1997 Annual Report to Stockholders.

The Company currently manufactures its TCBY brand of premium frozen yogurt and ice cream sold domestically and licenses its manufacturing in select international markets. The frozen yogurt and ice cream is served in a variety of ways, including cups, cones, sundaes, and shakes, and with a variety of toppings. TCBY locations also sell a changing variety of flavors of frozen yogurt, cakes and pies, and novelties from display freezer cases. The TCBY Treats concept which is optional for existing locations and generally required for new and relocated locations features "TCBY" soft serve frozen yogurt, but adds "TCBY" hand-dipped frozen yogurt, hand-dipped premium ice cream, and Paradise Ice(Trademark) shaved ice. Some TCBY locations are joined with other brands (referred to as co-branding) allowing efficiencies in labor and real estate and maximizing daypart sales. Examples of co-branding concepts with TCBY locations include Juice Works, Wall Street Deli, Pretzel Time, and Nathan's.

TCBY Domestic Franchised Stores

TCBY domestic franchised stores ("TCBY stores") are located primarily in shopping centers, free standing locations, and shopping malls. Generally, a TCBY store occupies 800 to 1,600 square feet and accommodates both carryout and in-store business. The Company estimates that the total initial investment required for the establishment of a franchised TCBY store ranges from approximately $113,000 to $330,200 ($54,600 to $135,700 for a mini-store or store operated in conjunction with another concept), excluding real property costs. These costs vary depending upon the size and location of the store. This investment includes construction costs and leasehold improvements, equipment, furniture and signs, initial inventory and supplies, opening expenses, initial working capital, and the appropriate initial franchise fee.

Franchises for TCBY stores are usually granted for a period of ten years with an option to renew for ten years at then current terms being offered by the Company (for mini-store and other concept stores, the initial term is five years with a renewal term of five years). A franchisee pays an initial franchise fee and an on-going royalty fee of four percent of its net revenues. In addition, a franchisee must contribute an amount not in excess of three percent of its net revenues to a separate national advertising fund
("Fund")  which   is   used  to   promote  TCBY   products.
Substantially all franchisees pay the continuing fees to the distributor for the TCBY franchise system, ProSource Distribution Services ("ProSource"), a leading foodservice distributor to restaurant chains, through a surcharge per case on frozen yogurt and certain other food purchases. ProSource remits the surcharge to the Company on a weekly basis. The Fund may spend in any year an amount greater or less than the aggregate contributions of TCBY stores to the Fund in that year and the Company may make loans to the Fund bearing reasonable interest to cover any deficits of the Fund and cause the Fund to invest any surplus for future use by the Fund.

The site of a TCBY store is subject to Company approval. All food products as well as furniture, fixtures, and equipment used by a franchisee must conform to the Company's specifications and standards. The Company is the only approved supplier of frozen yogurt, ice cream, and frozen dessert products. Prior to the opening of a TCBY store, a franchisee must attend a seven day training program. A franchisee is required to maintain the confidentiality of the Company's trade secrets and is prohibited from engaging in competitive activities during the term of the franchise agreement, and generally for two years thereafter. The Company has the right to terminate the franchise agreement for cause and has the option to purchase a franchisee's store upon such termination or upon expiration of the franchise agreement. The Company has the right of first refusal upon any assignment by the franchisee, as well as the right to approve an assignee.

The Company has a field inspection program to help maintain the high standards of quality and cleanliness required in TCBY stores and to assist franchisees with operational problems.

The Company has 651 domestic franchisees operating in all 50 states, of which 180 own more than one TCBY store and 27 own five or more TCBY stores. As of November 30, 1997, franchise agreements had been executed for over 50 TCBY stores to be opened in the United States, some of which may open in 1998. However, some of these franchise agreements may terminate without the related stores opening.

During 1997, a total of 132 TCBY stores were closed by franchisees. Each TCBY store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability, and store operations, among other things. Included in the 1,102 TCBY stores reported open at November 30, 1997 were 111 TCBY stores closed for relocation or the season. TCBY stores closed for relocation have been closed with the intent to relocate the store to a more suitable location subject to site approval by the Company. Some of these agreements may be terminated for failure to reopen in a timely manner. TCBY stores closed for the season are stores closed during winter or off-peak months, with the intent to reopen the store during the warmer months.

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

TCBY Non-traditional Locations

TCBY non-traditional locations include TCBY mini-stores and TCBY stores operated in conjunction with other concepts,
discussed  below;   their  principal   differences  from   a
traditional domestic TCBY store are size and initial costs, with "other concept" stores having the presence of another nationally or regionally recognized chain concept operated in conjunction with the TCBY store (an example of this would be the operator of a TCBY store within a convenience store at a nationally recognized branded petroleum outlet). TCBY non-traditional locations also operate in airports, toll road travel plazas, hosp itals, office buildings, schools,
sports arenas, and  other foodservice  outlets.   Generally,
these locations offer a limited menu as compared to a TCBY store and serve TCBY products through small stores, kiosks, soft serve vending carts, and counter top display units. These non-traditional locations operate in a "captive" location (as opposed to being open to the general public; for example, an airport location tends to serve only people that are physically at the airport for reasons other than the purchase of TCBY brand soft serve frozen yogurt and
other  store  products).    Recognizing  the  uniqueness  of
captive locations, their generally high costs of occupancy, and their inherent marketing value, the Company has, in some instances, waived the requirement for participation in local or national programs, and sometimes assisted in the purchase of equipment for use at these locations.

As of November 30, 1997 there were 1,450 TCBY non-traditional locations open and approximately 300 TCBY non-traditional locations under development. A total of 589 of these locations are airport locations, toll road travel plazas, and other foodservice outlets, operated under a joint venture agreement with Host Marriott Services Corporation.

In 1997, significantly more TCBY non-traditional locations than traditional locations opened. While the Company continues to offer both traditional and non-traditional franchising opportunities, the Company has experienced more non-traditional development in the last two years. The Company believes this trend will continue in 1998. While different in size and character, each TCBY location is treated the same in the site evaluation process, and the Company believes it has successfully avoided and intends to continue to avoid approving the placement of a new "TCBY" location, be it traditional or non-traditional, so close to any existing "TCBY" location that sales of the two locations would be materially impacted.

TCBY International Locations

Generally, the Company adopts a master franchise agreement form of relationship for its international development. A master franchisee is granted the right to develop a minimum number of TCBY locations in the defined territory within a certain time period. The Company determines, on a country by country basis, whether it will export frozen yogurt products from the United States to that country or license the production of frozen yogurt locally (possibly to the master franchisee). In addition, the Company may grant to the master franchisee the distribution rights of TCBY branded products in the defined country. The master franchisee generally will receive subfranchising rights within the country which is the subject of the master franchise agreement.

As of November 30, 1997, there were 229 TCBY international franchised locations. These locations are generally smaller than domestic locations and produce less sales and royalties per location. Within the licensed countries there are several thousand retail points of sale for TCBY packaged products. Revenues from any single country are not expected to be material in 1998. In the aggregate, revenues from international locations in 1998 are expected to be comparable to 1997 which represented five percent of combined sales and franchising revenues.

Juice Works Stores

Juice  Works  stores  sell   fruit  and  vegetable   juices,
fresh-made fruit smoothies made with frozen yogurt,  dietary
supplements  to   add   to   juices   and   smoothies,   and
lowfat/nonfat baked goods.

For 1998, the Company is merging the operations of the Juice Works concept into the TCBY concept. TCBY franchisees will be able to purchase an addendum to their franchise agreement under which they will be allowed to operate a Juice Works store within the TCBY store.

The Company estimates that the total additional initial investment required to establish a Juice Works store within or in conjunction with a TCBY store will be $8,500 to $64,290 depending on the size of the Juice Works portion of the TCBY store excluding real property costs. The franchise rights granted under a Juice Works addendum to the TCBY franchise agreement will terminate when the related TCBY
franchise agreement ends.   Royalties  and contributions to
the Fund  due  to  the Company  from  franchisees  who  have executed the Juice Works addendum to their franchise agreement will be paid and treated in an identical manner as under the TCBY franchise agreement.

The Company has entered a development agreement with Host Marriott Services Corporation. The companies will develop Juice Works locations in existing and new operations for airports, toll roads, and mall food courts. As of November 30, 1997, Host Marriott had opened five Juice Works locations and an additional 10 were under development.

Generally, the Company is not offering financing to franchisees for the purchase of the equipment, furniture, and signage package required to open new Juice Works stores. The Company from time to time receives inquiries from unaffiliated financing companies to provide leasing or financing programs for certain equipment purchases for Juice Works stores and Juice Works non-traditional locations. These programs would be available at the option of the franchisee or licensee.

For the 26 Juice Works locations (traditional and non-traditional) open and 18 under development, the Company plans to convert as many of them as it can to the co-branded format with TCBY. Some of these agreements may terminate. The Company does not intend to sell Juice Works franchises in any form other than as an addendum to TCBY franchise agreements.

Specialty Products

The Company sells TCBY brand hardpack frozen yogurt and frozen novelties for distribution to the retail grocery trade for resale primarily in grocery stores and wholesale clubs. The Company does employ a small direct sales force; however, a broker network is the primary means of sales and service to the retail grocery trade. The retail grocery trade has limited retail and warehouse shelf space and the competition for such space continues to intensify. At November 30, 1997, the Company had approximately 20 retail grocery trade customers.


The Company also manufactures other products such as ice cream and frozen novelties under private label and various trade names for distribution to supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers. The Company has pursued private label opportunities to utilize available capacity at its manufacturing facility. Private label sales were a major contributor to the growth in revenues during 1997. The Company continues to pursue additional private label production opportunities.

Food Products Production

The Company's frozen yogurt, ice cream, and frozen dessert products sold in TCBY stores and non-traditional locations as well as specialty products are produced at the Company's manufacturing facility in Dallas, Texas. Raw materials used
in  the  production  of   the  Company's  products  consist
primarily of fresh milk, cream, water, and sweeteners. Each of these materials is generally available from several sources. During 1997, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's anticipated requirements in the future. The costs to procure dairy components used in production are currently tied to the federal milk orders system. Of course, this market fluctuates based on supply and demand with prices being variable from month to month. Dairy Farmers of America is the Company's principal supplier of dairy components.

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

EQUIPMENT SEGMENT

Riverport Equipment and Distribution Company, Inc. offers for sale a complete equipment, furniture, and signage package in order to assist TCBY franchisees in opening their stores in a timely manner. TCBY store packages cost a franchisee between $51,000 and $131,000 for a domestic TCBY store, or between $26,000 and $50,000 for a mini-store or store operated in conjunction with another concept. Juice Works addendum packages cost a franchisee between $3,000 and $30,889. The Company also sells equipment to facilitate non-traditional location openings when it is needed. In addition, Riverport offers for sale replacement equipment and supplies. Riverport operates at a relatively low gross profit margin and its sales are tied primarily to new store and location development.

AIMCO Equipment Company, located in Little Rock, Arkansas, is a regional distributor of equipment to the foodservice industry and serves customers primarily outside of the TCBY franchise system.

SEASONALITY

Generally, sales of the Company's food products segment have been greater in the spring, summer and fall months, and tended to be lower in the winter months. Sales for the equipment segment have not been as seasonal in nature. See
Note 13 of the Notes to Consolidated Financial Statements of the Company's 1997 Annual Report to Stockholders incorporated by reference for information regarding unaudited consolidated quarterly results of operations for 1997 and 1996.

COMPETITION

The Company is the world's largest franchisor and licensor of stores serving primarily soft serve frozen yogurt. TCBY stores compete with numerous other frozen yogurt stores, including stores affiliated with smaller yogurt chains and with ice cream parlors, especially those that serve premium ice cream. TCBY locations compete with restaurant chains and other foodservice locations, including snack food or dessert item restaurants. Frozen yogurt may also be offered in supermarkets, grocery stores, and wherever convenience food operations are conducted. Any addition of expanded menu items currently being tested would further expand the amount and intensity of competition with the Company's products. Competition continues to increase in the area of airports, theme parks, sports stadiums, etc., as some of the chains and other frozen yogurt manufacturers market their products in these non-traditional locations. Some of these competitors have greater success on individual contract bids, have greater financial resources, more outlets, or are better known than the franchises of the Company who operate these locations.

Juice Works stores compete with other regional juice bar concept chains. Some of these competitors may have greater financial resources, more outlets, or be better known than the Company.

The specialty products category is a highly competitive market and competition is expected to increase as new competitors and products enter the field. The Company competes with national suppliers, which are larger than the Company, as well as regional suppliers. Some of these competitors have greater financial resources, larger market shares, broader product lines, and more experience in the market.

Riverport  competes   primarily  with   local  or   regional
equipment companies (both domestic and international) that are in close proximity to TCBY stores.

AIMCO competes primarily with other domestic competitors of
approximately equal size in the sale of equipment, fixtures,
and  other  necessary   items  to   restaurants  and   other
foodservice operations.

EMPLOYEES

As of November 30, 1997, the Company employed approximately 400 full-time and 40 part-time associates who were engaged primarily in the manufacture, sale, and distribution of frozen yogurt products and foodservice equipment as well as management of the Company. This compares to approximately 400 full-time and 60 part-time associates employed on November 30, 1996. None of the Company's employees are covered by collective bargaining agreements.

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

Item 2.  PROPERTIES

The Company's executive offices, which are leased pursuant to a ten-year lease which commenced in January, 1997, occupy approximately 53,500 square feet in the TCBY Tower, a 40-story office building located in downtown Little Rock. The Company owns a small equity interest in the building.

The Company currently owns and  leases to third parties  its former executive  office  building,  which  contains  29,000 rentable square feet of space, in Little Rock, which is included in the industry segment titled "Other".

Americana Foods Limited Partnership's yogurt manufacturing facility in Dallas, Texas occupies approximately 216,000 square feet. The facility produces TCBY frozen yogurt mix and other frozen dessert products and is classified in the industry segment titled "Food Products". The majority of the Company's capacity for hardpack and novelty products will be utilized during certain periods in producing products for TCBY locations and private label customers during 1998. The Company is currently utilizing under 50 percent of its capacity for mix and is actively pursuing new customers for its TCBY products and other products to utilize the capacity available at the facility.

All of the Company-owned and licensed locations are operated from premises which are leased. See Note 6 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders incorporated by reference for information regarding store rental obligations.

Riverport equipment distribution operations are in a building which contains approximately 37,000 square feet of warehouse space and 3,000 square feet of office space. The previous site which contains approximately 60,000 square feet of warehouse space and 11,000 square feet of office space is currently offered for sale or lease. The existing facility handles the distribution of equipment packages for new TCBY stores and reorders of equipment and supplies from TCBY locations. AIMCO is located in a building which contains approximately 54,400 square feet of warehouse and service space and 5,600 square feet of office space. These buildings are classified in the industry segment titled "Equipment".

The Company owns the production facility previously occupied by Carlin Manufacturing, Inc. In July, 1997, the Company sold a portion of the subsidiary's assets to a company controlled by the subsidiary's president. The real property was retained by the Company and is being leased to the purchaser. The facility contains 34,000 square feet and is classified in the industry segment titled "Equipment".

The  Company  believes  that   these  facilities  are   well
maintained,  suitably  equipped,   and  in  good   operating
condition.

Item 3.  LEGAL PROCEEDINGS

As of November 30, 1997, there were no material proceedings to which the Company was a party reportable pursuant to the requirements of Form 10-K except as set forth below.

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

A customer for whom Americana Foods produces private label products has asserted a claim alleging damages due to production defects. Immediate and voluntary recalls of limited quantities of product were undertaken in 1997. The Company believes sufficient insurance coverage is in place to cover any potential damages over the uninsured portion which was accrued in fiscal 1997.

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

No matters were submitted to stockholders during the fourth quarter of 1997.

                             PART II

Item 5.  MARKET FOR TCBY ENTERPRISES, INC. COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TBY". The high and low sales prices for the Common Stock and dividends paid per share in the last two fiscal years are incorporated by reference to the information contained on page 32 under the captions "Common Stock" and "Dividend Policy" in the Company's 1997 Annual Report to Stockholders. As of January 31, 1998, there were 4,736 stockholders of record.

Item 6.  SELECTED FINANCIAL DATA

Selected financial  data  is incorporated  by  reference  to information set forth under the caption "Ten Year Summary of
Selected Financial Data"  on page 32  in the Company's  1997
Annual Report to Stockholders.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 13 through 18 of the Company's 1997 Annual Report to
Stockholders.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated   financial  statements   and  report   of
independent auditors are incorporated by reference to  pages
19 through  31  of  the  Company's  1997  Annual  Report  to
Stockholders.

Quarterly  results   of  operations   are  incorporated   by
reference to page 31 (Note 13) of the Company's 1997  Annual
Report to Stockholders.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TCBY
          ENTERPRISES, INC.

Information with respect to directors of the Company is incorporated by reference to the information included under the caption "Nominees For Election As Directors" in the
Company's 1998 Proxy Statement.

EXECUTIVE OFFICERS OF TCBY ENTERPRISES, INC.

The following sets forth certain information regarding executive officers of the Company:

Frank D. Hickingbotham, age 61, has been the Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1970.


Herren C. Hickingbotham, age 39, has been a director of  the
Company since 1982.   He  has been the  President and  Chief
Operating Officer of the Company since March 1988.

F. Todd Hickingbotham, age  34, has been  a director of  the
Company since  1990.   He has  been President  of  Riverport
Equipment and Distribution Company, Inc. since 1988.

Jim H. Fink, age 40, became President of Americana Foods in June 1997 in addition to being an Executive Vice President. He has been an Executive Vice President since December 1994. He had been Senior Vice President, Finance and Chief Accounting Officer since June 1991. Mr. Fink joined the Company in March 1987.

Gene Whisenhunt, age 37, became Executive Vice President, Treasurer, and Chief Financial Officer in December 1995. He had been Senior Vice President and Chief Accounting Officer since December 1994. Prior to that he was Senior Vice President National Sales/Subsidiary Controller. Mr. Whisenhunt joined the Company in 1989.

William P. Creasman,  age 45, joined  the Company as  Senior
Vice President and General Counsel in 1987.

Jim Sahene, age 37, became  President of TCBY Systems,  Inc.
in April  1994.    Prior  to  that  he  was  Executive  Vice
President and Chief Operating Officer of TCBY Systems,  Inc.
Mr. Sahene joined the Company in 1986.

John Rogers, age 36, became Senior Vice President, Chief Information Officer and Assistant Treasurer in December 1994. Prior to that he was Senior Vice President and Corporate Controller. Mr. Rogers joined the Company in 1986.

All executive officers of TCBY Enterprises, Inc. were elected to serve at the pleasure of the Board of Directors following the annual meeting of stockholders in 1997 and until their successors are elected and qualified; executive officers employed by subsidiary companies were elected to serve at the pleasure of the boards of directors of the applicable subsidiary company. Frank D. Hickingbotham is the father of Herren C. Hickingbotham and F. Todd Hickingbotham. No other family relationships exist among any of the above named individuals or among such individuals and any director of the Company.

Item 11.  EXECUTIVE COMPENSATION

Information  with  respect  to  executive  compensation   is
incorporated by reference to the information included under the caption "Remuneration" in the Company's 1998 Proxy
Statement.

Item 12.   SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL  OWNERS
           AND MANAGEMENT


Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated by reference to the information under the caption "Principal Stockholders" and "Nominees for Election as Directors; Security Ownership of Management" in the Company's 1998 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information  with  respect  to  certain  relationships   and
transactions is incorporated by reference to the information included under the caption "Remuneration" and "Certain
Transactions" in the Company's 1998 Proxy Statement.

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

     (b) The Company did not file any reports on Form 8-K during the three months ended November 30, 1997.

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

                                   TCBY ENTERPRISES, INC.
                                       (Registrant)

                            BY    /s/Frank D. Hickingbotham
                                  __________________________
                                  Frank D. Hickingbotham,
                                  Chairman of the Board and
                                  Chief Executive Officer

February 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


       SIGNATURE                      TITLE                DATE
       _________                       _____                 ____
Frank D. Hickingbotham*   Director, Chairman of the Board   2-24-98
                          and Chief Executive Officer
                          (Principal Executive Officer)

Herren C. Hickingbotham*  Director, President and Chief     2-24-98
                          Operating Officer

Daniel R. Grant*          Director                          2-24-98

F. Todd Hickingbotham*    Director, President Riverport     2-24-98
                          Equipment and Distribution
                          Company, Inc.

Marvin D. Loyd*           Director                          2-24-98

Hugh H. Pollard*          Director                          2-24-98

Don O. Kirkpatrick*       Director                          2-24-98

William H. Bowen*         Director                          2-24-98

Gene H. Whisenhunt*       Executive Vice President,         2-24-98
                          Treasurer, and Chief Financial
                          Officer
                          (Principal Financial Officer)

*BY  /s/ Gene H. Whisenhunt Individually and as Attorney-in-Fact
     ______________________
      Gene H. Whisenhunt




                      ANNUAL REPORT ON FORM 10-K

                 ITEM 14 (a) (1) and (2); (c) and (d)

      LIST OF FINANCIAL  STATEMENTS AND FINANCIAL  STATEMENT
      SCHEDULE

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULE

                     YEAR ENDED NOVEMBER 30, 1997

                        TCBY ENTERPRISES, INC.

                         LITTLE ROCK, ARKANSAS




FORM 10-K -- ITEM 14 (a) (1) AND (2)

TCBY ENTERPRISES, INC. AND SUBSIDIARIES

LIST  OF  FINANCIAL   STATEMENTS  AND  FINANCIAL   STATEMENT
SCHEDULES

The following consolidated financial statements of TCBY Enterprises, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 30, 1997, are incorporated by reference in
Item 8:

Consolidated balance sheets -- November 30, 1997 and 1996

Consolidated  statements  of   operations  --  Years   ended
November 30, 1997, 1996 and 1995

Consolidated statements of stockholders' equity -- Years ended November 30, 1997, 1996 and 1995

Consolidated  statements  of  cash  flows  --  Years   ended
November 30, 1997, 1996 and 1995

Notes to consolidated financial  statements -- November  30,
1997


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

  (ii)(b)    Amended and Restated Loan Agreement between
             TCBY Enterprises, Inc. and Bank One, Texas,
             N.A., dated November 28, 1994 to include a $7,500,000 term promissory note dated Novem ber 28, 1994 (Incorporated by reference to Exhibit 4(ii)(b) to the Company's Annual
             Report on a Form 10-K for the fiscal year ended November 30, 1994)

  (ii)(c) Term promissory note between TCBY Enterpris es, Inc. and Bank One, Texas, N.A., dated

                              E-1


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

  (ii)(e)    First Amendment to Second Amended and
             Restated Loan Agreement and Amendment to
             Loan Documents. (Incorporated by reference to Exhibit 4(ii)(a) of the Company's Quarter ly Report on Form 10-Q for the quarter ended
             August 31, 1995)

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

                              E-2


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

   (m)       1989 Stock Option Plan (Incorporated by
             reference to indented paragraphs following the caption "Approval of 1989 Stock Option
             Plan" on pages 7 and 8 of the Company's
             definitive Proxy Statement of February 21,
             1989 for the 1989 Annual Meeting of Stock holders)

   (n) 1992 Employee Stock Option Plan (Incorporat ed by reference to Exhibit I of the Company's March 18, 1992 Proxy Statement)

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

                              E-3


             Company's March 8, 1996 Proxy Statement)

   (s)       Third Addendum to Lease Agreement between the
             Company, as tenant, and Capitol Avenue
             Development Company, a Limited Partnership, as landlord, dated December 12, 1996

   (t)       Amendment to the 1992 Employee Stock Option
             Plan (Incorporated by reference to the
             Company's February 24, 1997 Proxy Statement)

13           Management's Discussion and Analysis of
             Financial Condition and Results of Opera-
             tions; Report of Ernst & Young LLP, Indepen-
             dent Auditors; Consolidated Balance Sheets;
             Consolidated Statements of Operations; Con-
             solidated Statements of Stockholders' Equity;
             Consolidated Statements of Cash Flows; and
             Notes to the Consolidated Financial State-
             ments included in the Registrant's Annual
             Report for the year ended November 30,
             1997.........................................    Attached

21           Subsidiaries of TCBY Enterprises, Inc. ......    Attached

23           Consent of Independent Auditors .............    Attached

24           Powers of attorney ..........................    Attached

27           Article 5, Financial Data Schedule for the
             Fiscal Year 1997 10-K .......................    Attached

99 (a)       Press release, dated October 14, 1997, "Juice
             Works Announces Development Agreement with
             Host Marriott"...............................    Attached

99 (b)       Press release, dated October 24, 1997, ""TCBY"
             TreatsR/Wall Street Deli Location Opens in
             Trussville"..................................    Attached

99 (c)       Press release, dated December 15, 1997, "TCBY
             Declares Cash Dividend and Announces Stock
             Repurchase"..................................    Attached

99 (d)       Press release, dated December 30, 1997, "TCBY
             and Subway Develop Co-Branding Alliance in
             Canada"......................................    Attached

99 (e)       Press release, dated January 13, 1998, "TCBY
             Reports Net Income Up 36 Percent for Fiscal
             1997"........................................    Attached

99 (f)       Press release, dated January 27, 1998, "TCBY
             Announces New International Development in
             South America"...............................    Attached

99 (g)       Press release, dated February 2, 1998, "TCBY
             Signs Development Agreement with Chevron
             Petroleum Marketers Association".............    Attached


                                   E-4