Form 10-Q
period 1998-03-01
TCBY ENTERPRISES INC
filed 1998-04-13
CIK 740693

PAGE 1



        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 1, 1998
                                ______________
                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from   ______________   to
_____________

Commission file number  1-10046
                       _________



                       TCBY ENTERPRISES, INC.

__________________________________________________________
(Exact name of registrant as specified in its charter)


 Delaware                                     71-0552115
_________________________________________________________
(State of other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)


425 West Capitol Avenue   Little Rock, Arkansas   72201
___________________________________________________________
(Address of principal executive offices)        (Zip Code)


                           (501) 688-8229
_________________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On March 31, 1998 there were 23,334,940 shares of the registrant's common stock outstanding.

                                      Sequential Page No. 1

                      TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)               Page

          Consolidated Balance Sheets
          March 1, 1998 and November 30, 1997              3

          Consolidated Statements of Operations
          Quarter Ended March 1, 1998 and
          March 2, 1997                                    5

          Consolidated Statements of Cash Flows
          Quarter Ended March 1, 1998 and
          March 2, 1997                                    6

          Notes to Consolidated Financial Statements
          March 1, 1998                                    7



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   10


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                               15

Item 6.   Exhibits and Reports on Form 8-K                15


SIGNATURES                                                16

                                           Sequential Page No. 2

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               March 1,         November 30,
                                                1998               1997
                                            ________________________________
CURRENT ASSETS:
 Cash and cash equivalents                  $ 14,964,883       $ 19,693,693
 Short-term investments                        2,374,254          2,406,045
 Receivables:
  Trade accounts                              10,775,710          8,750,207
  Notes                                        2,131,884          2,127,328
  Allowance for doubtful accounts
   and impaired notes                           (823,990)          (833,447)
                                            _____________      _____________
                                              12,083,604         10,044,088

 Refundable income taxes                            -                12,472
 Deferred income taxes                         1,086,406          1,086,406
 Inventories                                  12,214,810         10,679,231
 Prepaid expenses and other assets             1,804,987          1,549,643
 Assets held for sale                            754,652            754,652
                                            ____________       _____________

    TOTAL CURRENT ASSETS                      45,283,596         46,226,230

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    24,062,521         23,753,155
 Furniture, vehicles, and equipment           50,181,571         49,987,506
 Leasehold improvements                        3,629,885          3,625,054
 Allowances for depreciation                 (40,927,604)       (39,891,253)
                                            _____________      _____________

                                              39,813,193         40,341,282

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and
  impaired notes of $7,719,116 in 1998
  and $7,741,180 in 1997)                      4,994,837          5,495,337
 Intangibles (less amortization of
  $2,029,597 in 1998 and $1,964,433 in 1997)   4,279,288          4,326,193
 Other                                         2,542,978          2,875,354
                                            _____________      _____________

                                              11,817,103         12,696,884
                                            _____________      _____________

    TOTAL ASSETS                            $ 96,913,892       $ 99,264,396
                                            =============      =============


See notes to consolidated financial statements.

                                            Sequential Page No. 3




TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               March 1,         November 30,
                                                 1998               1997
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  3,059,544       $  1,910,414
 Accrued expenses                              5,253,358          6,612,146
 Income taxes payable                             66,927               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                 11,551,277         11,694,008

LONG-TERM DEBT, less current portion           5,595,507          6,298,008

DEFERRED INCOME TAXES                          3,846,858          3,846,858

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued -
  1998 - 27,197,117; 1997 - 27,095,620         2,719,712          2,709,562
 Additional paid-in capital                   26,318,860         25,761,424
 Retained earnings                            68,788,706         69,216,099
                                            _____________      _____________

                                              97,827,278         97,687,085

Less treasury stock, at cost (3,750,169
 shares in 1998 and 3,515,269 in 1997)       (21,907,028)       (20,261,563)
                                            _____________      _____________

 TOTAL STOCKHOLDERS' EQUITY                   75,920,250         77,425,522
                                            _____________      _____________

 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $ 96,913,892       $ 99,264,396
                                            =============      =============


See notes to consolidated financial statements.



                                            Sequential Page No. 4


TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                      Quarter Ended
                                               March 1,           March 2,
                                                 1998               1997
                                            ________________________________
Sales                                       $ 16,728,701       $ 15,884,887
Cost of sales                                 11,292,515         10,682,965
                                            _____________      _____________
  GROSS PROFIT                                 5,436,186          5,201,922

Franchising revenues:
 Initial franchise and license fees              684,980            761,375
 Royalty income                                1,794,844          1,825,437
                                            _____________      _____________
                                               2,479,824          2,586,812
                                            _____________      _____________
                                               7,916,010          7,788,734

 Selling, general, and administrative
  expenses                                     7,003,801          7,527,396
                                            _____________      _____________

  INCOME FROM OPERATIONS                         912,209            261,338

Other income (expense):
 Interest expense                               (163,616)          (202,970)
 Interest income                                 354,534            303,085
 Other income                                     37,779             25,701
                                            _____________      _____________
                                                 228,697            125,816
                                            _____________      _____________

  INCOME BEFORE INCOME TAXES                   1,140,906            387,154

Income tax expense                               399,318            135,503
                                            _____________      _____________

  NET INCOME                                $    741,588       $    251,651
                                            =============      =============
Earnings per share:
   Basic                                    $       0.03       $       0.01
                                            =============      =============
   Diluted                                  $       0.03       $       0.01
                                            =============      =============

Weighted Average Shares Outstanding
   Basic                                      23,468,430         24,471,597
                                            =============      =============
   Diluted                                    24,164,665         24,491,551
                                            =============      =============
Cash Dividends Paid Per Share               $       0.05       $       0.05
                                            =============      =============


See notes to consolidated financial statements.


                                            Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Quarter Ended
                                                  March 1,           March 2,
                                                    1998               1997
                                               ________________________________
OPERATING ACTIVITIES
Net income                                     $    741,588       $    251,651
Adjustments to reconcile net income
 to net cash used in operating activities:
  Depreciation                                    1,056,560          1,314,020
  Amortization of intangibles                        65,163             54,254
  Provision for doubtful accounts and
   impaired notes                                    15,699             17,699
  Gain on disposal of property and equipment           (101)              -
Changes in operating assets and liabilities:
  Receivables                                    (2,012,868)        (2,613,635)
  Inventories                                    (1,535,579)        (2,094,661)
  Prepaid expenses                                 (255,344)          (192,607)
  Intangibles and other assets                      294,897            386,539
  Accounts payable and accrued expenses            (209,658)         1,201,276
  Income taxes                                       79,399            121,946
                                               _____________      ______________

    NET CASH USED IN OPERATING ACTIVITIES        (1,760,244)        (1,553,518)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment        (516,376)          (361,661)
Proceeds from sales of property and equipment         7,227               -
Origination of notes receivable                     (97,909)           (53,921)
Principal collected on notes receivable             556,062            278,081
Purchases of short-term investments                    -              (720,000)
Proceeds from maturity of short-term
  investments                                        31,791            807,302
                                               _____________      ______________

    NET CASH USED IN INVESTING ACTIVITIES           (19,205)           (50,199)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                  567,586              4,000
Dividends paid                                   (1,168,981)        (1,225,979)
Purchases of treasury stock                      (1,645,465)        (1,096,115)
Principal payments of long-term debt               (702,501)          (792,862)
                                               _____________      ______________

    NET CASH USED IN FINANCING ACTIVITIES        (2,949,361)        (3,110,956)
                                               _____________      ______________

    DECREASE IN CASH AND CASH EQUIVALENTS        (4,728,810)        (4,714,673)
Cash and cash equivalents at beginning
 of period                                       19,693,693         14,919,008
                                               _____________      ______________

    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $ 14,964,883       $ 10,204,335
                                              =============       =============


See notes to consolidated financial statements.


                                                Sequential Page No. 6


TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 1, 1998
NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 1, 1998 are not necessarily indicative of the results that may be expected for the year ended November 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

NOTE B -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                      1998           1997
                                    ________       ________
Numerator:

  Net Income                         $741,588      $251,651
                                    ==========    ==========
Denominator:

  Denominator for basic earnings
  per share -- weighted-average
  shares                            23,468,430        24,471,597

  Potential dilutive effect of
  employee stock options               696,235            19,954
                                    __________        __________

  Denominator for diluted earnings
  per share -- weighted-average
  shares and assumed conversions     24,164,665       24,491,551
                                     ==========       ==========

  Basic earnings per share                $0.03            $0.01
                                     ==========       ==========

  Diluted earnings per share              $0.03            $0.01
                                     ==========       ==========

                                         Sequential Page No. 7

During 1998 and 1997, there were outstanding options to purchase 60,461 and 2,098,688 shares of common stock, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, therefore, the effect would be antidilutive.

NOTE C -- INVENTORIES


                                    March 1,      November 30,
                                      1998            1997
                                  ___________________________
Manufacturing materials and
  supplies                        $ 4,510,470     $ 4,307,719

Finished yogurt products and
  other food products               4,421,045       2,929,034

Equipment and other products        3,283,295       3,442,478
                                  ___________     ___________
                                  $12,214,810     $10,679,231
                                  ===========     ===========


NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:


                                    March 1,      November 30,
                                      1998            1997
                                  ____________________________
Rent                              $   662,224     $   662,224

Compensation                        1,240,683       2,534,394

Other                               3,350,451       3,415,528
                                  ___________     ___________
                                  $ 5,253,358     $ 6,612,146
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


                                    Sequential Page No. 8

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



                                 Sequential Page No. 9


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the first quarter of 1998 increased five percent from sales in the first quarter of 1997. This increase is primarily attributed to improved sales in the specialty products and equipment distribution categories as described below. The sales increases were partially offset due to the divestiture of Carlin Manufacturing, Inc. ("Carlin") in July, 1997. The Company's total sales excluding Carlin increased 11 percent in 1998 compared to 1997. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:


(dollars in thousands)
                                      1st Quarter              1st Quarter
                                          1998                     1997
                                 ____________________     ____________________
                                  Sales           %        Sales           %
                                 ________       _____     ________       _____
Food Products:
 "TCBY"(registered) frozen
  product sales for distribution
  to "TCBY"(registerd)locations  $  8,387        50%      $  8,631        54%
 Sales of specialty products        4,549        27%         3,024        19%
                                 ________       ____      ________       ____
                                   12,936        77%        11,655        73%

Equipment:
 Sales by the Company's
  equipment distributor             3,408        20%         3,000        19%
 Sales of manufactured
  specialty vehicles                    0         0%           794         5%
                                 ________       ____      ________       ____
                                    3,408        20%         3,794        24%
Other                                 385         3%           436         3%
                                 ________       ____      ________       ____

Total Sales                      $ 16,729       100%      $ 15,885       100%
                                 ========       ====      ========       ====


Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to ProSource Distribution Services and other foodservice distributors, which distribute yogurt and other products to "TCBY"(registered) stores and non-traditional locations, and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of "TCBY"(registered) frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers.


                                   Sequential Page No. 10


Wholesale sales of frozen yogurt and ice cream products decreased three percent during the first quarter of 1998 as compared to the first quarter of 1997. The decrease is attributed primarily to a reduction in the number of domestic traditional "TCBY"(registered) stores in operation and decreased sales to international franchisees due to the economic challenges in Asia which are expected to continue throughout 1998. The economic challenges in Asia will have a short-term impact on the Company's international operations, but are not expected to have a material impact on the overall earnings for 1998. These decreases were partially offset by increased purchases by "TCBY"(registered) non-traditional locations. The Company continues to develop additional "TCBY"(registered) non-traditional locations with over 300 "TCBY"(registered) locations under agreement for development as of March 1, 1998. Most of the "TCBY"(registered) locations under development will be co-branded locations with petroleum or other food operations.

The following  table sets  forth location  activity for  the
first quarter of  1998 and   1997 for  "TCBY"(registered) and
Juice Works(registered) locations:


                                                                     NON-
                            FRANCHISED    COMPANY     INTERNATIONAL  TRADITIONAL     TOTAL
                              STORES      STORES        LOCATIONS     LOCATIONS    LOCATIONS
                            1998   1997  1998  1997    1998    1997   1998   1997  1998  1997
                            ____________________________________________________________________
 For the first quarter:
  Locations open at
   beginning of period      1,110  1,198    2     2     229     201   1,467  1,297  2,808 2,698
  Opened                        5     13    -     -       4      11      78     70     87    94
  Closed                      (20)   (18)   -     -      (3)     (2)    (17)   (47)   (40)  (67)
  Locations transferred         -      -    -     -       -       -       -      -      -     -
                            ____________________________________________________________________

  Locations open at
   end of period            1,095  1,193    2     2     230     210   1,528  1,320  2,855 2,725
                            ====================================================================




During the first quarter of 1998, significantly more "TCBY"(registered) non-traditional locations than traditional locations opened. While the Company has placed and continues to place emphasis upon both traditional and non-traditional locations, the Company has experienced more non-traditional development in the last few years. The Company believes this trend will continue during the remainder of 1998. While different in size and character, each "TCBY"(registered) location is treated the same in the site evaluation process, and the Company intends to avoid approving the placement of a new "TCBY"(registered) location, be it traditional or non-traditional, so close to any existing "TCBY"(registered) location that sales of the two locations would be materially impacted. The non-traditional locations include sites at airports, travel plazas, colleges, hospitals, theme parks, stadiums, and locations in conjunction with petroleum stores and other food concepts (co-branded locations). The majority of the 78 non-traditional openings in the first quarter of 1998 were "TCBY"(registered) co-branded locations. During the first quarter of 1998, 17 non-traditional locations were closed. These locations generally purchased low volumes of product from the Company. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate. During the first quarter of 1998, a total of 20 TCBY franchised stores were closed by franchisees. Each TCBY store closed is the result

                                 Sequential Page No. 11


of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability, and store operations, among other things. Of the 20 locations closed, 18 operated for a portion of the first quarter of 1998, with the remainder having originally closed for relocation in prior years. Included in the franchised and Company-owned store information are 117 and 157 "TCBY"(registered) stores closed for relocation or for the season at March 1, 1998 and March 2, 1997, respectively.

Sales of specialty products increased 50 percent during the first quarter of 1998 as compared to the first quarter of 1997. This increase is attributed primarily to increased sales of private label products. The Company has pursued private label opportunities to utilize the available capacity at its manufacturing facility in Dallas. Sales improvements have also occurred due to the introduction of new "TCBY"(registered) novelty products primarily through club stores during the second quarter of 1997.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) 1997 sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment decreased ten percent during the first quarter of 1998 over the same period in the prior year due to the sale of the Company's equipment manufacturer in July, 1997. The decrease was partially offset by increased sales at the Company's equipment distributor due to the opening of non-traditional "TCBY"(registered) locations, some of which purchased a portion of their original equipment packages from the Company.

As a percent of sales, cost of sales for the first quarter of 1998 and 1997 for the Company and its two primary segments are presented below:

                                          1998        1997
     ______________________________________________________
     Food Products Segment                 66%         65%
     Equipment Segment                     79%         79%
     Company Total                         68%         67%

The increase in the food products segment cost of sales percentage is due to a number of factors including sales of specialty products, which generally have a higher cost of sales percentage than the other food segment categories, were a larger component of the food products segment sales in the first quarter of 1998 compared to the prior year.
(See earlier discussion related to sales increases.) In addition, dairy prices, which are a major component of the Company's cost of sales, increased during the first quarter of 1998 compared to 1997. The cost of dairy components is currently tied to the federal milk orders system. This market fluctuates based on supply and demand with prices being variable from month to month. The Company's cost for dairy components is expected to be slightly higher in the second quarter of 1998 than during the same period in 1997. However, current expectations are that the dairy prices may come down during the later part of 1998.

                                  Sequential Page No. 12


Franchising revenues consist of initial franchise and license fees and royalty income. In the first quarter of 1998, initial franchise and license fees decreased ten percent while royalty income decreased two percent from the same period in 1997. This decrease in franchise and license fees results primarily from decreased initial international franchise fees, which was partially offset by increased development of "TCBY"(registered) non-traditional locations. The decrease in royalty income is primarily attributable to fewer traditional "TCBY"(registered) stores and decreased purchases by international franchisees. These decreases were partially offset by an increase in the number of non-traditional locations.

Operating expenses decreased seven percent in the first quarter of 1998 compared to the same period in 1997. The decrease is due to the sale of Carlin Manufacturing, Inc. in July, 1997, and a reduction in other corporate operating costs. As a percentage of combined sales and franchising revenues, operating expenses were 36 percent and 41 percent for the first quarter of 1998 and 1997, respectively.

A key objective of the Company continues to be the enhancement of shareholder value. As such, the Company's executive management team will only receive their full incentive bonus if the Company attains basic earnings per share of $.46 in 1998, which approximates a 24 percent increase over 1997. The Company expects revenues from food products and equipment distribution to increase over 1997 due to continued expansion of co-branded locations and other manufacturing opportunities.

These forward-looking statements, particularly expectations regarding dairy costs, the impact of economic challenges in Asia, and senior management incentive bonuses based on estimated basic earnings per share of $.46, are based on certain assumptions regarding the economy, competition, costs of raw materials, unit openings and closings, sales volumes per unit, other manufacturing opportunities, no changes in governmental regulation of the food industry, and no material event which would impact the reputation of the Company's manufacturing facility or the Company's ability to utilize that facility. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. However, the Company generally experiences a decrease in cash and cash equivalents in the first quarter as a result of the seasonality of its business. The Company's cash and short-term investments decreased approximately $4.8 million during the first quarter of 1998. This decrease resulted primarily from (i) purchases of treasury stock, (ii) an increase in trade accounts receivable and inventory due to

                             Sequential Page No. 13


normal seasonal increases along with expansion in the private label products, and (iii) a cash dividend of five cents per share or $1.2 million paid in January 1998. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

In December 1995, the Company was authorized to repurchase up to three million shares of its outstanding common stock. Subsequently, repurchases have totaled 2,363,100 shares with 234,900 shares purchased in the first quarter of 1998. The repurchases were funded with cash flows from operations. In December, 1997, the Company was authorized to repurchase an additional two million shares of its outstanding common stock. Future repurchases will be funded with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:

                                    March 1,    November 30,
                                      1998          1997
___________________________________________________________
Current Ratio                      3.9 to 1.0    4.0 to 1.0
Working Capital (in millions)        $33.7         $34.5
Long-Term Debt to Equity Ratio     .07 to 1.0    .08 to 1.0
Tangible Net Worth (in millions)     $71.6         $73.1

On March 20, 1998, the Company's Board of Directors declared a five cents per share dividend payable on April 21, 1998 to the stockholders of record on April 6, 1998. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.


                                    Sequential Page No. 14




                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no changes from previously reported litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27(a)          Article 5, Financial  Data Schedule for  the
               First Quarter 1998 Form 10-Q

27(b)          Article 5, Financial  Data Schedule for  the
               First Quarter 1997 Form 10-Q restated for adoption of Financial Accounting Standards Board Statement
               Number 128, Earnings Per Share

99(a)         Press release, dated February 9, 1998, "TCBY
              Signs Development Agreement With Phillips
              Petroleum Company"

99(b)         Press release, dated February 18, 1998, "TCBY
              Announces New International Development  In
              Europe"

99(c)         Press release, dated March 10, 1998, "TCBY
              Reports Improved Operating Results For First
              Quarter"

99(d)         Press release, dated March 20, 1998, "TCBY
              Declares Cash Dividend"

           b) The Company did not file any Reports on Form 8-K during the quarter ended March 1, 1998.


                                     Sequential Page 15




                            SIGNATURES
                            __________




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  04/13/98                 /s/ Frank D. Hickingbotham
                                __________________________
                                  Frank D. Hickingbotham,
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  04/13/98                  /s/ Gene Whisenhunt
                                 __________________________
                                   Gene Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer



                                 Sequential Page 16