Form 10-Q
period 1998-05-31
TCBY ENTERPRISES INC
filed 1998-07-15
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 1998
                                _______________
                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number  1-10046
                       _________

                       TCBY ENTERPRISES, INC.
______________________________________________________________
(Exact name or registrant as specified in its charter)




Delaware                                           71-0552115
______________________________________________________________
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


425 West Capitol Avenue   Little Rock, Arkansas         72201
______________________________________________________________
(Address of principal executive offices)              (Zip Code)


                           (501) 688-8229
______________________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months,(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On June 30, 1998 there were 23,111,324 shares of the registrant's common stock outstanding.

                             Sequential Page No. 1

                      TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION
                                                                 Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          May 31, 1998 and November 30, 1997                       3

          Consolidated Statements of Operations
          Quarter ended and six months ended
          May 31, 1998 and June 1, 1997                            5

          Consolidated Statements of Cash Flows
          Six months ended May 31, 1998 and June
          1, 1997                                                  6

          Notes to Consolidated Financial Statements
          May 31, 1998                                             7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10




PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       16

Item 4.   Submission of Matters to a Vote of
          Security Holders                                        16

Item 6.   Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                        18

                             Sequential Page No. 2

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                May 31,        November 30,
                                                 1998              1997
                                            ________________________________
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $  8,519,959       $ 19,693,693
 Short-term investments                        2,343,772          2,406,045
 Receivables:
  Trade accounts                              14,914,152          8,750,207
  Notes                                        2,132,332          2,127,328
  Allowance for doubtful accounts
   and impaired notes                           (828,071)          (833,447)
                                            _____________      _____________
                                              16,218,413         10,044,088

 Refundable income taxes                            -                12,472
 Deferred income taxes                           842,086          1,086,406
 Inventories                                  15,803,838         10,679,231
 Prepaid expenses and other assets             1,716,509          1,549,643
 Assets held for sale                            754,652            754,652
                                            _____________      _____________
    TOTAL CURRENT ASSETS                      46,199,229         46,226,230

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,866,820          2,866,820
 Buildings                                    24,419,623         23,753,155
 Furniture, vehicles, and equipment           50,202,507         49,987,506
 Leasehold improvements                        3,629,885          3,625,054
 Allowance for depreciation                  (41,878,091)       (39,891,253)
                                            _____________      _____________
                                              39,240,744         40,341,282
OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful notes of
  $7,728,638 in 1998 and $7,741,180
  in 1997)                                     4,762,667          5,495,337
 Intangibles (less amortization of
  $2,095,048 in 1998 and $1,964,433
  in 1997)                                     4,323,615          4,326,193
 Other                                         2,098,113          2,875,354
                                            _____________      _____________
                                              11,184,395         12,696,884
                                            _____________      _____________
    TOTAL ASSETS                            $ 96,624,368       $ 99,264,396
                                            =============      =============

See notes to consolidated financial statements.

                            Sequential Page No. 3

 TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                May 31,         November 30,
                                                 1998               1997
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  5,079,447       $  1,910,414
 Accrued expenses                              5,369,576          6,612,146
 Income taxes payable                            270,497               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________
    TOTAL CURRENT LIABILITIES                 13,890,968         11,694,008

LONG-TERM DEBT, less current portion           4,628,720          6,298,008

DEFERRED INCOME TAXES                          3,431,101          3,846,858

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares;
  issued - 1998 - 27,700,223;
  1997 - 27,095,620                            2,770,022          2,709,562
 Additional paid-in capital                   29,705,795         25,761,424
 Retained earnings                            71,134,769         69,216,099
                                            _____________      _____________
                                             103,610,586         97,687,085

 Less treasury stock, at cost (4,499,374
  shares in 1998 and 3,515,269 in 1997)      (28,937,007)       (20,261,563)
                                            _____________      _____________

    TOTAL STOCKHOLDERS' EQUITY                74,673,579         77,425,522
                                            _____________      _____________
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $ 96,624,368       $ 99,264,396
                                            =============      =============

See notes to consolidated financial statements.

                             Sequential Page No. 4

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                 Quarter Ended                     Six Months Ended
                            May 31,          June 1,            May 31,         June 1,
                             1998             1997               1998            1997
                         ________________________________________________________________
Sales                    $27,083,951      $26,802,645       $ 43,812,652    $ 42,687,532
Cost of sales             18,139,008       18,029,523         29,431,523      28,712,488
                         ____________     ____________      _____________   _____________
  GROSS PROFIT             8,944,943        8,773,122         14,381,129      13,975,044

Franchising revenues:
 Initial franchise and
  license fees               675,875        1,456,711          1,360,855       2,218,086
 Royalty income            3,137,764        2,924,669          4,932,608       4,750,106
                         ___________       ___________       ____________   _____________
                           3,813,639        4,381,380          6,293,463       6,968,192
                         ____________     ____________      _____________   _____________
                          12,758,582       13,154,502         20,674,592      20,943,236

 Selling, general, and
  administrative
  expenses                 7,619,643        8,457,652         14,623,444      15,985,048
                         ------------     ------------      -------------   -------------

  INCOME FROM
   OPERATIONS              5,138,939        4,696,850          6,051,148       4,958,188

Other income (expense):
 Interest expense           (141,699)        (189,931)          (305,315)       (392,901)
 Interest income             263,233          243,620            617,767         546,705
 Other income                 66,128           57,139            103,907          82,840
                         ____________     ____________      _____________   _____________
                             187,662          110,828            416,359         236,644
                         ____________     ____________      _____________   _____________
  INCOME BEFORE
   INCOME TAXES            5,326,601        4,807,678          6,467,507       5,194,832

Income tax expense         1,799,633        1,682,688          2,198,951       1,818,191
                         ____________     ____________      _____________   _____________

  NET INCOME             $ 3,526,968      $ 3,124,990       $  4,268,556    $  3,376,641
                         ============     ============      =============   =============

Earnings per share:
  Basic                  $      0.15      $      0.13       $       0.18    $       0.14
                         ============     ============      =============   =============
  Diluted                $      0.15      $      0.13       $       0.18    $       0.14
                         ============     ============      =============   =============

Weighted Average Shares
  Outstanding
  Basic                   23,270,022       24,148,523         23,369,225      24,310,943
                         ============     ============      =============   =============
  Diluted                 24,158,257       24,349,540         24,161,460      24,421,428
                         ============     ============      =============   =============
Cash Dividends Paid Per
  Share                  $      0.05      $      0.05       $       0.10    $       0.10
                         ============     ============      =============   =============

See notes to consolidated financial statements.
                           Sequential Page No. 5


TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Six Months Ended
                                                   May 31,          June 1,
                                                    1998              1997
                                               _______________________________
OPERATING ACTIVITIES
 Net income                                    $  4,268,556       $  3,376,641
 Adjustments to reconcile net income to net
   cash (used in) provided by operating
   activities:
  Depreciation                                    2,121,816          2,585,820
  Amortization of intangibles                       130,615            108,587
  Provision for doubtful accounts and
   impaired notes                                    31,998             31,398
  Deferred income taxes (benefits)                 (171,437)              -
  Tax benefit from exercise of stock options        760,000               -
  Loss on sales of property and equipment             2,579                978
  Changes in operating assets and liabilities:
   Receivables                                   (6,154,006)        (7,975,188)
   Inventories                                   (5,124,607)        (1,406,196)
   Prepaid expenses                                (166,866)           (68,989)
   Intangibles and other assets                     607,651            935,473
   Accounts payable and accrued expenses          1,926,463          2,016,471
   Income taxes                                     282,969          1,694,586
                                               _____________      _____________
    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                       (1,484,269)         1,299,581

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (1,041,715)        (1,063,024)
 Proceeds from sales of property and equipment       59,411             25,731
 Origination of notes receivable                   (206,256)          (388,349)
 Principal collected on notes receivable            886,609            735,703
 Purchases of short-term investments               (274,741)          (720,000)
 Proceeds from maturity of short-term
  investments                                       337,014            800,000
                                               _____________      _____________
    NET CASH USED IN INVESTING ACTIVITIES          (239,678)          (609,939)

FINANCING ACTIVITIES
 Proceeds from sale of common stock               3,244,831              4,000
 Dividends paid                                  (2,349,886)        (2,440,988)
 Purchases of treasury stock                     (8,675,444)        (3,901,872)
 Principal payments of long-term debt            (1,669,288)        (1,585,724)
                                               _____________      _____________
    NET CASH USED IN FINANCING ACTIVITIES        (9,449,787)        (7,924,584)
                                               _____________      _____________

    DECREASE IN CASH AND
       CASH EQUIVALENTS                         (11,173,734)        (7,234,942)

Cash and cash equivalents at beginning
 of period                                       19,693,693         14,919,008
                                               _____________      _____________
    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $  8,519,959       $  7,684,066
                                               =============      =============

See notes to consolidated financial statements.

                              Sequential Page No. 6

TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 1998

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended November 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

NOTE B -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                         Quarter Ended                Six Months Ended
                                     May 31,         June 1,        May 31,        June 1,
                                      1998            1997           1998           1997
                                    ________        ________       ________       ________
Numerator:

  Net Income                     $ 3,526,968     $ 3,124,990     $ 4,268,556    $ 3,376,641
                                 ===========     ===========     ===========    ===========
Denominator:

  Denominator for basic earnings
  per share -- weighted-average
  shares                          23,270,022     24,148,523       23,369,225     24,310,943

  Potential dilutive effect of
  employee stock options             888,235        201,017          792,235        110,485
                                  __________     __________       __________     __________
  Denominator for diluted earnings
  per share -- weighted-average
  shares and assumed conversions  24,158,257     24,349,540       24,161,460     24,421,428
                                  ==========     ==========       ==========     ==========

  Basic earnings per share             $0.15          $0.13            $0.18          $0.14
                                  ==========     ==========       ==========     ==========

  Diluted earnings per share           $0.15          $0.13            $0.18          $0.14
                                  ==========     ==========       ==========     ==========



During the second quarters of 1998 and 1997, there were outstanding options to purchase 68,181 and 1,095,883 shares of common stock, respectively, that were not included in the
                            Sequential Page No. 7

computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, therefore, the effect would be antidilutive. For the first six months of 1998 and 1997, the number of shares excluded were 64,321 and 1,597,286, respectively.

NOTE C -- INVENTORIES


                                     May 31,      November 30,
                                      1998            1997
                                  ___________     ____________
Manufacturing materials and
  supplies                        $ 6,700,040     $ 4,307,719

Finished food products
  and other food products           5,692,653       2,929,034

Equipment and other products        3,411,145       3,442,478
                                  ____________    ____________

                                  $15,803,838     $10,679,231
                                  ===========     ============




NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:


                                     May 31,      November 30,
                                      1998            1997
                                  ___________     ___________
Rent                              $   642,003     $   662,224
Compensation                        1,692,278       2,534,394
Other                               3,035,295       3,415,528
                                  ___________     ___________
                                  $ 5,369,576     $ 6,612,146
                                  ===========     ============




NOTE E -- CONTINGENCIES

A purported investor in a former franchisee claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested were $8.7 million. The Company was also named in this suit as a defendant. In April, 1997, summary judgment was granted by the trial court in favor of the Company on the basis that as a matter of law the Company could not be liable to the purported investor; the plaintiff appealed the summary judgement order, and in April, 1998, summary judgement in favor of the Company was upheld by the District Court of Appeal, Fifth District, Florida.

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


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the second quarter and first six months of 1998 increased one percent and three percent, respectively, over the same periods in 1997. The Company has realized sales benefits from its continued development of co-branded locations. However, 1997 sales include several items that impact the comparison to current revenues, including: sales of approximately $1.2 million from Carlin Manufacturing, Inc. ("Carlin"), a TCBY subsidiary which was sold in July, 1997 and the introduction of a new product line in retail channels during the second quarter of 1997. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:



(dollars in thousands)
                                   Quarter Ended                     Six Months Ended
                        May 31, 1998        June 1, 1997      May 31, 1998       June 1, 1997
                      ________________    ________________   _______________    _______________
                       Sales       %       Sales       %      Sales      %       Sales      %
                      ________   _____    ________   _____   ________  _____    ________  _____
Food Products:
 "TCBY"(registered)
  Frozen Product sales
  for distribution to
  "TCBY"(registered)
  locations           $14,421     53%     $14,796     55%    $22,808    52%     $23,427    55%
 Sales of specialty
  products              7,599     28%       7,345     27%     12,148    28%      10,369    24%
                      ________   _____    ________   _____   ________  _____    ________  _____
                       22,020     81%      22,141     82%     34,956    80%      33,796    79%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      4,659     17%       3,749     14%      8,067    18%       6,749    16%
 Sales of manufac-
  tured specialty
  vehicles               -         -          433      2%       -        -        1,227     3%
                      ________   _____    ________   _____   ________  _____    ________  _____

                        4,659     17%       4,182     16%      8,067    18%       7,976    19%
Other                     405      2%         480      2%        790     2%         916     2%
                      ________   _____    ________   _____   ________  _____    ________  _____
Total Sales           $27,084    100%     $26,803    100%    $43,813   100%     $42,688   100%
                      =======    ====     =======    ====    =======   ====     =======   ====





Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to ProSource Distribution Services and other foodservice distributors, which distribute yogurt and other products to "TCBY"(registered) stores and non-traditional locations, and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of "TCBY"(registered) frozen packaged products and other specialty dairy food products to customers including
                             Sequential Page No. 10

supermarkets,  convenience   stores,  dairies,   foodservice
distributors, club stores, and private label suppliers.

Wholesale sales of frozen yogurt and ice cream products decreased three percent during the second quarter and first six months of 1998, compared to the same periods in 1997. These decreases are attributed primarily to a reduction in the number of domestic traditional "TCBY"(registered) stores in operation and to a lesser extent decreased sales to international franchisees due to the economic situation in Asia. Total international revenues represented approximately five percent of the Company's sales and franchising revenues in 1997. These decreases were partially offset by increased purchases by "TCBY"(registered) non-traditional locations.
The Company continues to develop additional "TCBY"(registered) non-traditional locations with over 300 "TCBY"(registered) locations under agreement for development as of May 31,
1998.    Most  of  the  "TCBY"(registered)  locations  under
development will be co-branded locations with petroleum or other food operations.

The following table sets forth TCBY and Juice Works location activity for the second quarter and first six months of 1998 and 1997.


                                                                        NON-
                            FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL      TOTAL
                              STORES       STORES      LOCATIONS     LOCATIONS     LOCATIONS
                            1998   1997  1998  1997   1998   1997   1998   1997   1998   1997
                           ___________________________________________________________________
For the second quarter:
 Locations open at
  beginning of period      1,095  1,193     2     2    230    210  1,528  1,320  2,855  2,725
 Opened                       15     20     -     -      9     25     98     86    122    131
 Closed                      (19)   (44)    -     -    (22)   (10)   (21)   (33)   (62)   (87)
 Locations transferred         -      -     -     -      -      -      -      -      -      -
                           ___________________________________________________________________
 Locations open at
  end of period            1,091  1,169     2     2    217    225  1,605  1,373  2,915  2,769
                           ===================================================================

                                                                        NON-
                            FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL      TOTAL
                              STORES       STORES      LOCATIONS     LOCATIONS     LOCATIONS
                            1998   1997  1998  1997   1998   1997   1998   1997   1998   1997
                           ___________________________________________________________________
For the first six months:
 Locations open at
  beginning of period      1,110  1,198     2     2    229    201  1,467  1,297  2,808  2,698
 Opened                       20     33     -     -     13     36    176    156    209    225
 Closed                      (39)   (62)    -     -    (25)   (12)   (38)   (80)  (102)  (154)
 Locations transferred         -      -     -     -      -      -      -      -      -      -
                           ___________________________________________________________________
 Locations open at
  end of period            1,091  1,169     2     2    217    225  1,605  1,373  2,915  2,769
                           ===================================================================




During the  first six  months  of 1998,  significantly  more
"TCBY"(registered)    non-traditional     locations     than
traditional locations opened.  While the Company has  placed
                             Sequential Page No. 11

and continues to place equal emphasis upon both traditional and non-traditional locations, the Company has experienced more non-traditional development in the last few years. The Company believes this trend will continue for the remainder of 1998. The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval; existing franchisees within the TCBY system may also slow the rate of new development when they express their concerns regarding franchisees new to the TCBY system, and the desire of the Company to maintain good relationships with all franchisees results in occasional delays in development while those concerns are addressed. While different in size and character, each TCBY location is treated the same. The non-traditional locations include sites at airports, travel plazas, colleges, hospitals, theme parks, stadiums and locations in conjunction with petroleum stores and other food concepts (co-branded locations). The majority of the 176 non-traditional openings in the first six months of 1998 were co-branded. During the first six months of 1998, 38 non-traditional locations were closed. These locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate.

During the first six months of 1998, a total of 39 franchised stores were closed by franchisees. Each store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability and store operations, among other things. Of the locations closed, 29 operated for a portion of the first six months of 1998, with the remainder having originally closed for relocation in prior years. Included in the franchised store information are 91 and 105 "TCBY"(registered) stores closed for relocation or for the season at May 31, 1998 and June 1, 1997, respectively.

Sales of specialty products increased three percent and 17 percent during the second quarter and first six months of 1998, respectively, as compared to the same periods in 1997. These increases are attributed primarily to increased sales of private label products. The Company has pursued private label opportunities to utilize the available capacity at its manufacturing facility in Dallas. The increases in private label sales were partially offset by decreases in sales of TCBY branded products to the retail market as 1997 included the introduction of a new product line in retail channels during the second quarter.


Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) 1997 sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment increased 11 percent and one percent during the second quarter and first six months of 1998, respectively, as compared to the same periods in 1997. The increased sales at the Company's
                             Sequential Page No. 12

equipment   distributor  are  due  to  the  opening of non-
traditional "TCBY" (registered) locations, some of which purchased a portion of their original equipment packages from the Company. These increases were partially offset by decreased sales to international franchisees as well as the sale of Carlin in July, 1997. In the Carlin transaction, the real estate and certain finished goods inventory were retained by the Company. The real estate was leased to the purchaser with the ultimate intent to sell the property. The purchaser is assisting the Company in marketing the remaining inventory and receives a commission on the sale of this inventory.

As a percent of sales, cost of sales for the second quarter and first six months of 1998 and 1997 for the Company and its two primary segments are presented below:



                           Second Quarter    First Six Months
                           _______________   _________________
                            1998    1997       1998    1997
 _____________________________________________________________
 Food Products Segment       66%     66%        66%     66%
 Equipment Segment           75%     76%        77%     77%
 Company Total               67%     67%        67%     67%


Cost of sales as a percentage of sales for the second quarter and first six months of 1998 are comparable to the
same periods  in 1997.    Dairy prices,  which are  a  major
component of the Company's cost of sales, have exceeded historical levels during 1998. The increases in dairy cost have been partially offset by lower prices for packaging and
other  non-dairy  raw  ingredients.    The  cost  of   dairy
components is currently tied to the federal milk orders system. This market fluctuates based on supply and demand
with prices being variable from  month to month.   Increases
in the   price for  milk fat  (used in  butter, cheese,  ice
cream, etc.) have resulted from shortages in the supply of butter caused primarily by large export sales of butter at subsidized prices under the federal government's Dairy
Export  Incentive  Program  over  the  last  year.     Also,
increases have occurred in the Basic Formula Price (BFP)  of
whole milk compared to  the prior year.   While the BFP  for
whole milk has declined early in the third quarter, increases
are  expected  beginning in  August.   The  Company's  core
yogurt products do not utilize high levels of milk fat; however, the TCBY Treats stores do offer ice cream products
which require higher levels  of milk fat.   The Company  has
not changed  its pricing  on TCBY  products.   Many  private
label customers absorb the higher dairy prices.

Franchising revenues consist of initial franchise and license fees and royalty income. In the second quarter of 1998 initial franchise and license fees decreased 54 percent while royalty income increased seven percent from the same period in 1997. For the first six months of 1998, initial franchise and license fees decreased 39 percent while royalty income increased four percent from the same period in 1997. These decreases in franchise and license fees result from fewer initial international franchise fees as record level fees were realized during the second quarter of 1997. The increases in royalty income are primarily attributable to more non-traditional locations. These increases were partially offset by fewer traditional
                             Sequential Page No. 13

"TCBY"(registered)  stores   and  decreased   purchases   by
international franchisees.

Operating expenses decreased 10 percent in the second quarter of 1998 and nine percent for the first six months of 1998 compared to 1997. The decreases are due to the sale of Carlin in July, 1997, and a reduction in other corporate operating costs. As a percentage of combined sales and franchising revenues, operating expenses were 25 percent and 27 percent for the second quarter of 1998 and 1997, respectively. For the first six months of 1998 and 1997, operating expenses as a percentage of combined sales and franchising revenues were 29 percent and 32 percent, respectively.

The forward-looking statements included herein are based on certain assumptions regarding U.S. and foreign economic conditions, competition, costs of raw materials, unit openings and closings, sales volumes per unit, other manufacturing opportunities, no changes in governmental regulation of the food industry, and no material event which would impact the reputation of the Company's manufacturing facility or the Company's ability to utilize that facility. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approxi-mately $11.2 million during the first six months of 1998. This decrease resulted primarily from (i) purchases of treasury stock (see discussion below), (ii) an increase in trade accounts receivable attributed to normal seasonal increases, (iii) an increase in inventory due to seasonality and additional raw goods and packaging materials related to increased private label products, and (iv) cash dividends. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

From time to time, the Company may evaluate strategic alter-natives. Any acquisition may require the use of operating cash flows, short or long term financing, issuance of equity, or other financing sources in order to consummate such acquisition or to fund operating and capital expenditures of any acquired business.

In December 1995, the Company was authorized to repurchase up to three million shares of its outstanding common stock. The final repurchases under this authorization were completed during the second quarter of 1998. In December, 1997, the Company was authorized to repurchase an additional two million shares of its outstanding stock. As of May 31, 1998, 112,305 shares have been purchased under this
                          Sequential Page No. 14

authorization.  All repurchases  have been funded with  cash
flows from  operations.   Future repurchases  may be  funded
with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:



                                     May 31,      November 30,
                                      1998            1997
                                 ______________   _____________
Current Ratio                      3.3 to 1.0      4.0 to 1.0
Working Capital (in millions)        $32.3           $34.5
Long-Term Debt to Equity Ratio     .06 to 1.0      .08 to 1.0
Tangible Net Worth (in millions)     $70.3           $73.1


On June 12, 1998, the Company's Board of Directors declared a five cents per share dividend payable on July 3, 1998 to the stockholders of record on June 23, 1998. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.
                              Sequential Page No. 15

                    PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A purported investor in a former franchisee claimed approximately $26 million in trebled damages plus costs and prejudgment interest from the former franchisee for alleged fraudulent acts. The compensatory damages requested were $8.7 million. The Company was also named in this suit as a defendant. In April, 1997, summary judgment was granted by the trial court in favor of the Company on the basis that as a matter of law the Company could not be liable to the purported investor; the plaintiff appealed the summary judgement order, and in April, 1998, summary judgement in favor of the Company was upheld by the District Court of Appeal, Fifth District, Florida.

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

ITEM 4.     SUBMISSION  OF MATTERS  TO  A VOTE  OF  SECURITY
HOLDERS

a)   The Annual Meeting of Shareholders was held April 16,
     1998.

c) A total of 21,471,739 shares were present or represented at the meeting. The first matter voted upon was the uncontested election of directors. Abstentions and withheld votes constituted the difference between the total shares voted for each director and the total shares represented in person or by proxy. All individuals nominated to be directors of the Corporation were elected with the following number of votes:

          Frank D. Hickingbotham                 21,387,479
          Herren C. Hickingbotham                21,379,740
          William H. Bowen                       21,377,844
          Daniel R. Grant                        21,377,256
          F. Todd Hickingbotham                  21,383,584
          Don O'Neal Kirkpatrick                 21,386,186
          Marvin D. Loyd                         21,379,744
          Hugh H. Pollard                        21,377,415


The second matter voted upon was a request to amend the 1992 Employee Stock Option Plan of TCBY Enterprises, Inc.
(the "Plan") which would increase the number of shares available under the Plan by 1,000,000 shares. A total of 19,424,122 shares voted "for" the amendment and 1,963,046 voted "against" the amendment. Abstentions and withheld votes constituted the difference between the total shares voted and the total shares represented in person or by proxy.
                             Sequential Page No. 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27(a)         Article 5, Financial Data Schedule for the Second
              Quarter 1998 Form 10-Q

27(b)         Article 5, Financial Data Schedule for the Second
              Quarter 1997 Form 10-Q restated for adoption of Financial Accounting Standards Board Statement
              Number 128, Earnings Per Share

99(a)         Press release, dated April 29, 1998, "TCBY Helps
              You Say 'Thanks, Mom' Two Promotions Launched For
              Mother's Day"

99(b)         Press release, dated June 11, 1998, "TCBY Reports
              Improved Operating Results For First Half of 1998"

99(c)         Press release, dated June 12, 1998, "TCBY
              Declares Cash Dividend"


           b) The Company did not file any reports on Form 8-K during the three periods ended May 31, 1998.
                             Sequential Page No. 17

                             SIGNATURES
                             __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  07/14/98                  /s/ Frank D. Hickingbotham
                                ____________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  07/14/98                    /s/ Gene H. Whisenhunt
                                ____________________________
                                   Gene H. Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer

                              Sequential Page No. 18