Form 10-Q
period 1998-08-30
TCBY ENTERPRISES INC
filed 1998-10-14
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 30, 1998
                                _____________________
                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_____________

Commission file number  1-10046
                       __________


                       TCBY ENTERPRISES, INC.
__________________________________________________________
(Exact name or registrant as specified in its charter)


Delaware                                  71-0552115
__________________________________________________________
(State of other jurisdiction of        (I.R.S. Employer
 incorporation or organization)       Identification No.)


425 West Capitol Avenue   Little Rock, Arkansas   72201
_________________________________________________________
(Address of principal executive offices)      (Zip Code)


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


                                       Yes _X_   No ___


On September 30, 1998 there were 23,119,269 shares of the registrant's common stock outstanding.


                                Sequential Page No. 1


                      TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION
                                                                 Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          August 30, 1998 and November 30, 1997                    3

          Consolidated Statements of Operations
          Quarter ended and nine months ended
          August 30, 1998 and August 31, 1997                      5

          Consolidated Statements of Cash Flows
          Nine months ended August 30, 1998 and
          August 31, 1997                                          6

          Notes to Consolidated Financial Statements
          August 30, 1998                                          7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       18

Item 5.   Other Information                                       18

Item 6.   Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                        19


                                Sequential Page No. 2



                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)






                                              August 30,        November 30,
                                                 1998               1997
                                            ________________________________
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $ 15,803,497       $ 19,693,693
 Short-term investments                        3,127,614          2,406,045
 Receivables:
  Trade accounts                              14,236,729          8,750,207
  Notes                                        2,097,285          2,127,328
  Allowance for doubtful accounts
   and impaired notes                           (810,615)          (833,447)
                                            _____________      _____________
                                              15,523,399         10,044,088

 Refundable income taxes                            -                12,472
 Deferred income taxes                           708,269          1,086,406
 Inventories                                  13,385,718         10,679,231
 Prepaid expenses and other assets             1,375,551          1,549,643
 Assets held for sale                            754,652            754,652
                                            _____________      _____________
    TOTAL CURRENT ASSETS                      50,678,700         46,226,230

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,534,307          2,866,820
 Buildings                                    23,306,677         23,753,155
 Furniture, vehicles, and equipment           45,810,329         49,987,506
 Leasehold improvements                        3,603,219          3,625,054
 Allowance for depreciation                  (38,709,941)       (39,891,253)
                                            _____________      _____________
                                              36,544,591         40,341,282
OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful notes of
  $7,687,906 in 1998 and $7,741,180
  in 1997)                                     4,696,650          5,495,337
 Intangibles (less amortization of
  $2,160,647 in 1998 and $1,964,433
  in 1997)                                     4,303,943          4,326,193
 Other                                         2,910,282          2,875,354
                                            _____________      _____________
                                              11,910,875         12,696,884
                                            _____________      _____________
    TOTAL ASSETS                            $ 99,134,166       $ 99,264,396
                                            =============      =============


See notes to consolidated financial statements.

                            Sequential Page No. 3


TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              August 30,       November 30,
                                                 1998              1997
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  3,105,837       $  1,910,414
 Accrued expenses                              5,705,460          6,612,146
 Income taxes payable                          1,879,435               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________
    TOTAL CURRENT LIABILITIES                 13,862,180         11,694,008

LONG-TERM DEBT, less current portion           3,745,496          6,298,008

DEFERRED INCOME TAXES                          3,096,638          3,846,858

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares;
  issued - 1998 - 27,718,643;
  1997 - 27,095,620                            2,771,864          2,709,562
 Additional paid-in capital                   29,816,602         25,761,424
 Retained earnings                            75,654,406         69,216,099
                                            _____________      _____________
                                             108,242,872         97,687,085

 Less treasury stock, at cost (4,599,374
  shares in 1998 and 3,515,269 in 1997)      (29,813,020)       (20,261,563)
                                            _____________      _____________
    TOTAL STOCKHOLDERS' EQUITY                78,429,852         77,425,522
                                            _____________      _____________
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $ 99,134,166       $ 99,264,396
                                            =============      =============

See notes to consolidated financial statements.

                            Sequential Page No. 4


TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Quarter Ended                     Nine Months Ended
                          August 30,       August 31,         August 30,      August 31,
                             1998             1997               1998            1997
            _____________________________________________________________________________
Sales                    $28,791,737      $30,018,752       $ 72,604,389    $ 72,706,284
Cost of sales             18,765,675       19,782,608         48,197,198      48,495,096
                         ____________     ____________      _____________   _____________
  GROSS PROFIT            10,026,062       10,236,144         24,407,191      24,211,188

Franchising revenues:
 Initial franchise and
  license fees               490,986          693,625          1,851,841       2,911,711
 Royalty income            3,585,705        3,425,530          8,518,313       8,175,636
                         ____________     ____________      _____________   _____________
                           4,076,691        4,119,155         10,370,154      11,087,347
                         ____________     ____________      _____________   _____________
                          14,102,753       14,355,299         34,777,345      35,298,535

 Selling, general, and
  administrative
  expenses                 7,797,861        7,863,239         22,421,305      23,848,287
                         ____________     ____________      _____________   _____________
  INCOME FROM
   OPERATIONS              6,304,892        6,492,060         12,356,040      11,450,248

Other income (expense):
 Interest expense           (128,220)        (189,762)          (433,535)       (582,663)
 Interest income             254,254          284,055            872,021         830,760
 Other income              2,169,178           67,721          2,273,085         150,561
                         ____________     ____________      _____________   _____________
                           2,295,212          162,014          2,711,571         398,658
                         ____________     ____________      _____________   _____________
  INCOME BEFORE
   INCOME TAXES            8,600,104        6,654,074         15,067,611      11,848,906

Income tax expense         2,924,037        2,328,928          5,122,988       4,147,119
                         ____________     ____________      _____________   _____________
NET INCOME               $ 5,676,067      $ 4,325,146       $  9,944,623    $  7,701,787
                         ============     ============      =============   =============

Earnings per share:
  Basic                  $      0.25      $      0.18       $       0.43    $       0.32
                         ============     ============      =============   =============
  Diluted                $      0.24      $      0.18       $       0.41    $       0.32
                         ============     ============      =============   =============

Weighted Average Shares
  Outstanding
  Basic                   23,130,874       23,880,545         23,289,571      24,168,000
                         ============     ============      =============   =============

  Diluted                 23,872,098       24,318,308         24,064,802      24,387,578
                         ============     ============      =============   =============
Cash Dividends Paid Per
  Share                  $      0.05      $      0.05       $       0.15    $       0.15
                         ============     ============      =============   =============

See notes to consolidated financial statements.

                             Sequential Page No. 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                                 August 30,         August 31,
                                                    1998               1997
                                                _______________________________
OPERATING ACTIVITIES
 Net income                                    $  9,944,623       $  7,701,787
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                    3,102,444          3,798,016
  Amortization of intangibles                       196,214            167,048
  Provision for doubtful accounts and
   impaired notes                                    49,497             47,097
  Deferred income taxes (benefits)                 (372,083)           962,939
  Tax benefit from exercise of stock options        760,000               -
  Gain on sales of property and equipment        (2,140,740)           (40,710)
  Changes in operating assets and liabilities:
   Receivables                                   (5,514,077)        (6,260,345)
   Inventories                                   (2,706,487)           683,651
   Prepaid expenses                                 142,292            283,613
   Intangibles and other assets                    (277,050)          (705,002)
   Accounts payable and accrued expenses            (56,263)         2,495,970
   Income taxes                                   1,891,907          1,838,681
                                               _____________      _____________
    NET CASH PROVIDED BY OPERATING ACTIVITIES     5,020,277         10,972,745

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (1,546,343)        (1,539,386)
 Proceeds from sales of property and equipment    4,826,288             57,624
 Origination of notes receivable                   (436,204)          (767,194)
 Principal collected on notes receivable          1,220,160          1,791,132
 Purchases of short-term investments             (1,455,648)          (720,001)
 Proceeds from maturity of short-term
  investments                                       734,079            800,000
                                               _____________      _____________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                        3,342,332           (377,825)

FINANCING ACTIVITIES
 Proceeds from sale of common stock               3,357,480            118,203
 Dividends paid                                  (3,506,316)        (3,634,831)
 Purchases of treasury stock                     (9,551,457)        (3,901,872)
 Principal payments of long-term debt            (2,552,512)        (2,378,586)
                                               _____________      _____________
    NET CASH USED IN FINANCING ACTIVITIES       (12,252,805)        (9,797,086)
                                               _____________      _____________
    (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                          (3,890,196)           797,834

Cash and cash equivalents at beginning
 of period                                       19,693,693         14,919,008
                                                _____________      _____________
    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $ 15,803,497       $ 15,716,842
                                                =============      =============

See notes to consolidated financial statements.


                             Sequential Page No. 6

TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 30, 1998

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended August 30, 1998 are not necessarily indicative of the results that may be expected for the year ended November 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

NOTE B -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        Quarter Ended                Nine Months Ended
                                  August 30,      August 31,      August 30,     August 31,
                                     1998            1997            1998           1997
                                  __________      __________      __________     __________
Numerator:

  Net Income                     $ 5,676,067     $ 4,325,146     $ 9,944,623    $ 7,701,787
                                 ===========     ===========     ===========    ===========
Denominator:

  Denominator for basic earnings
  per share -- weighted-average
  shares                          23,130,874     23,880,545       23,289,571     24,168,000

  Potential dilutive effect of
  employee stock options             741,224        437,763          775,231        219,578
                                  __________     __________       __________     __________
  Denominator for diluted earnings
  per share -- weighted-average
  shares and assumed conversions  23,872,098     24,318,308       24,064,802     24,387,578
                                  ==========     ==========       ==========     ==========

  Basic earnings per share             $0.25          $0.18            $0.43          $0.32
                                  ==========     ==========       ==========     ==========

  Diluted earnings per share           $0.24          $0.18            $0.41          $0.32
                                  ==========     ==========       ==========     ==========


During the third quarters of 1998 and 1997, there were outstanding options to purchase 59,771 and 425,185 shares of common stock, respectively, that were not included in the

                             Sequential Page No. 7


computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, therefore, the effect would be antidilutive. For the first nine months of 1998 and 1997, the number of shares excluded were 62,804 and 1,206,252, respectively.

NOTE C -- INVENTORIES

                                   August 30,     November 30,
                                      1998            1997
                                  ___________     ____________
Manufacturing materials and
  supplies                        $ 5,338,009     $ 4,307,719

Finished food products
  and other food products           4,941,178       2,929,034

Equipment and other products        3,106,531       3,442,478
                                  ___________     ____________
                                  $13,385,718     $10,679,231
                                  ===========     ============


NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                   August 30,     November 30,
                                      1998            1997
                                  ___________     ____________
Rent                              $   607,565     $   662,224
Compensation                        2,033,549       2,534,394
Other                               3,064,346       3,415,528
                                  ___________     ____________
                                  $ 5,705,460     $ 6,612,146
                                  ===========     ============


NOTE E -- CONTINGENCIES

A customer for whom Americana Foods produces private label products has asserted a claim alleging damages due to production defects. Immediate and voluntary recalls of limited quantities of product were undertaken in 1997. The Company believes sufficient insurance coverage is in place to cover any potential damages over the uninsured portion which was accrued in fiscal 1997; however, the insurance carrier, while offering a substantial settlement, does not completely accept coverage and the Company has initiated litigation to confirm coverage.

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

                             Sequential Page No. 8

either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

                              Sequential Pagne No. 9



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the third quarter of 1998 decreased four percent over the same period in 1997. For the first nine months of 1998, sales were comparable to the same period in 1997. The Company has realized sales benefits from its continued development of co-branded locations. However, 1997 sales include several items that impact the comparison to current revenues, including: sales of approximately $2.5 million to a private label customer on a one-time basis and sales of approximately $1.2 million from Carlin Manufacturing, Inc. ("Carlin"), a TCBY subsidiary which was sold in July, 1997. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:



(dollars in thousands)
                                   Quarter Ended                      Nine Months Ended
                      August 30, 1998     August 31, 1997    August 30, 1998    August 31, 1997
                      ________________    ________________   ________________   _______________
                       Sales       %       Sales       %      Sales       %      Sales       %
                      ________   _____    ________   _____   ________   _____   ________   ____
Food Products:
 "TCBY"(registered) Frozen
  Product sales for
  distribution to
  "TCBY"(registered)
  locations           $15,021     52%     $15,415     51%    $37,829     52%    $38,841     53%
 Sales of specialty
  products              9,005     32%       9,786     33%     21,152     29%     20,155     28%
                      ________   _____    ________   _____   ________   _____   ________   ____
                       24,026     84%      25,201     84%     58,981     81%     58,996     81%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      4,357     15%       4,345     14%     12,424     17%     11,094     15%
 Sales of manufac-
  tured specialty
  vehicles               -         -            1      0%       -         -       1,228      2%
                      ________   _____    ________   _____   ________   _____   ________   ____
                        4,357     15%       4,346     14%     12,424     17%     12,322     17%
Other                     409      1%         472      2%      1,199      2%      1,388      2%
                      ________   _____    ________   _____   ________   _____   ________   ____
Total Sales           $28,792    100%     $30,019    100%    $72,604    100%    $72,706    100%
                      =======    ====     =======    ====    =======    ====    =======    ====



Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to ProSource Distribution Services and other foodservice distributors, which distribute yogurt, ice cream, and other products to "TCBY"(registered) stores and non-traditional locations, and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of "TCBY"(registered) frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores,

                             Sequential Page No. 10


dairies, foodservice distributors, club stores, and private label suppliers.

Wholesale sales of frozen yogurt and ice cream products decreased three percent during the third quarter and first nine months of 1998, compared to the same periods in 1997. These decreases are attributed primarily to a reduction in the number of domestic traditional "TCBY"(registered) stores in operation and to a lesser extent decreased sales to international franchisees due to the economic situation in
Asia.       Total   international    revenues    represented
approximately five percent of the Company's sales and franchising revenues in 1997. These decreases were partially offset by increased purchases by "TCBY"(registered) non-traditional locations. The Company continues to develop additional "TCBY"(registered) non-traditional locations with over 300 "TCBY"(registered) locations under agreement for development as of August 30, 1998. Most of the "TCBY"(registered) locations under development will be co-branded locations with petroleum or other food operations.

The following table sets forth TCBY and Juice Works location activity for the third quarter and first nine months of 1998 and 1997.


                                                                        NON-
                            FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL      TOTAL
                              STORES       STORES      LOCATIONS     LOCATIONS     LOCATIONS
                            1998   1997  1998  1997   1998   1997   1998   1997   1998   1997
                           ___________________________________________________________________
For the third quarter:
 Locations open at
  beginning of period      1,091  1,169     2     2    217    225  1,605  1,373  2,915  2,769
 Opened                       10     14     -     1      8     12    108    107    126    134
 Closed                      (31)   (35)    -     -     (8)   (12)   (38)   (69)   (77)  (116)
 Locations transferred         -      1     -    (1)     -      -      -      -      -      -
                           ___________________________________________________________________
 Locations open at
  end of period            1,070  1,149     2     2    217    225  1,675  1,411  2,964  2,787
                           ===================================================================

                                                                                 NON-
                            FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL      TOTAL
                              STORES       STORES      LOCATIONS     LOCATIONS     LOCATIONS
                            1998   1997  1998  1997   1998   1997   1998   1997   1998   1997
                           ___________________________________________________________________
For the first nine months:
 Locations open at
  beginning of period      1,110  1,198     2     2    229    201  1,467  1,297  2,808  2,698
 Opened                       30     47     -     1     21     48    284    263    335    359
 Closed                      (70)   (97)    -     -    (33)   (24)   (76)  (149)  (179)  (270)
 Locations transferred         -      1     -    (1)     -      -      -      -      -      -
                           ___________________________________________________________________
 Locations open at
  end of period            1,070  1,149     2     2    217    225  1,675  1,411  2,964  2,787
                           ===================================================================


                            Sequential Page No. 11



During the first nine months of 1998, significantly more "TCBY"(registered) non-traditional locations than traditional locations opened. While the Company has placed and continues to place equal emphasis upon both traditional and non-traditional locations, the Company has experienced more non-traditional development in the last few years. The Company believes this trend will continue for the remainder of 1998. The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval; new development may also be slowed when existing franchisees express their concerns regarding franchisees new to the TCBY system; and the desire of the Company to maintain good relationships with all franchisees results in occasional delays in development while those concerns are addressed. The non-traditional locations include sites at airports, travel plazas, colleges, hospitals, theme parks, stadiums and locations in conjunction with petroleum stores and other food concepts (co-branded locations). The majority of the 284 non-traditional openings in the first nine months of 1998 were co-branded. Of the 76 non-traditional locations closed during the first nine months of 1998, 22 of the closings are the result of the Company's joint venture partner not retaining the rights to the foodservice operations at two airports. The remainder of the closings are primarily locations which purchased low volumes of yogurt from the Company. These closings are not expected to have a material impact on yogurt sales. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate.

During the first nine months of 1998, a total of 70 franchised stores were closed by franchisees. Each store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability and store operations, among other things. Of the locations closed, 56 operated for a portion of 1998, with the remainder having originally closed for relocation in prior years. Included in the franchised store information are 79 and 87 "TCBY"(registered) stores closed for relocation or for the season at August 30, 1998 and August 31, 1997, respectively.

Sales of specialty products decreased eight percent during the third quarter of 1998, as compared to the same period in 1997. The decrease for the quarter results from 1997 sales including approximately $2.5 million of sales to a private label customer on a one-time basis. Sales increased five percent during the first nine months of 1998 as compared to the same period in 1997. The increase for the nine month period is attributed primarily to increased sales of private label products even after consideration of the one-time sale described above. The Company continues to pursue private label opportunities to utilize the available capacity at its manufacturing facility in Dallas.

                            Sequential Page No. 12



Sales in the Company's equipment segment include (i) sales from the distribution of equipment to the foodservice industry and (ii) 1997 sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment for the third quarter of 1998 are virtually unchanged compared to the same period in 1997. Sales increased one percent during the first nine months of 1998 compared to the same period in 1997. The increased sales at the Company's equipment distributor for the first nine months of 1998 are due to the opening of non-traditional "TCBY"(registered) locations, some of which purchased a portion of their original equipment packages from the Company. This increase was substantially offset by the sale of the Company's equipment manufacturer, Carlin, in July, 1997. The Company had sales from Carlin of $1.2 million during the first nine months of 1997. In the Carlin transaction, the real estate and certain finished goods inventory were retained by the Company. The real estate was leased to the purchaser
(formally the president of Carlin under the Company's ownership) with the ultimate intent to sell the property. The purchaser is assisting the Company in marketing the remaining inventory and receives a commission on the sale of this inventory.

As a percent of sales, cost of sales for the third quarter and first nine months of 1998 and 1997 for the Company and its two primary segments are presented below:

                           Third Quarter    First Nine Months
                           ______________   __________________
                            1998    1997       1998    1997
 _____________________________________________________________
 Food Products Segment       64%     64%        65%     65%
 Equipment Segment           76%     78%        77%     78%
 Company Total               65%     66%        66%     67%


The Company's cost of sales as a percentage of sales for the third quarter and first nine months of 1998 are lower as compared to the same periods in 1997. The lower cost of sales percentages are primarily due to improved gross margins for the Equipment Segment as a result of the sale of Carlin in July 1997 which had low gross profit margins.

Within the Food Products Segment, the cost of sales percentages for the third quarter and first nine months of 1998 were comparable to the prior year. A significant portion of the cost of sales in this segment is dairy products. Dairy costs include the value assigned to milk solids and milk fats which are two of the components of milk utilized in most products manufactured and sold by the segment. The cost of these two components are currently tied to the federal milk orders system. This market fluctuates based on supply and demand with prices being variable from month to month. The price paid for milk is based on the Basic Formula Price (BFP) plus any applicable surcharge (based on the use of the milk). Of the price paid for milk, the Butter Fat Differential (BFD) is the market value assigned to milk fats (used in butter, cheese, ice cream, etc.), with the remainder of the milk price being assigned to milk solids. The prices for BFP and BFD have exceeded historical levels during 1998.

                             Sequential Page No. 13



Although dairy prices have increased during 1998 over the same period in the prior year, the Food Products Segment has not borne the full impact of the increases due to the product mix manufactured and sold within the segment in 1998. Because the BFD prices have increased more than the prices for BFP, the cost for milk solids have remained comparable to or decreased from the prior year. The segment's core yogurt products do not utilize high levels of milk fat, which have tempered the impact of higher BFP and BFD prices on the segment's other products which require higher levels of milk fat such as TCBY ice cream products offered by TCBY Treats stores. The Company has not changed its pricing on TCBY products and has absorbed the higher cost of ice cream products for the TCBY stores. The increases in dairy prices have also been partially offset by the segment's ability to pass the higher dairy prices on to many private label customers as well as lower prices for packaging and other non-dairy raw materials. The prices for BFP and BFD are expected to remain higher in the fourth quarter of 1998 than in the same period of 1997. While these increases may impact the segment's cost of sales during the fourth quarter of 1998, it is not currently expected that the impact will be material. Further increases in cost or material changes in product mix may change this outcome.

Franchising revenues consist of initial franchise and license fees and royalty income. In the third quarter of 1998 initial franchise and license fees decreased 29 percent while royalty income increased five percent from the same period in 1997. For the first nine months of 1998, initial franchise and license fees decreased 36 percent while royalty income increased four percent from the same period in 1997. These decreases in franchise and license fees result from fewer initial international franchise fees for the quarter and nine month period. The increases in royalty income are primarily attributable to more non-traditional locations. These increases were partially offset by fewer traditional "TCBY "(registered) stores and decreased purchases by international franchisees.

Operating expenses decreased one percent in the third quarter of 1998 and six percent for the first nine months of 1998 compared to 1997. The decreases are due to the sale of Carlin in July, 1997, and a reduction in other corporate operating costs. As a percentage of combined sales and franchising revenues, operating expenses were 24 percent and 23 percent for the third quarter of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, operating expenses as a percentage of combined sales and franchising revenues were 27 percent and 28 percent, respectively.

During the third quarter of 1998, the Company's aircraft was sold to a third party which resulted in a gain of approximately $2.1 million which is included in Other Income on the Income Statement. The after-tax gain on the sale of the Company assets was approximately $1.4 million or $.06
per   share   (basic    and   diluted).       The    Company
contemporaneously entered into an agreement whereunder an aircraft owned by the Chairman and Chief Executive Officer could be made available to the Company from time-to-time at an hourly rate consistent with the cost of operating the aircraft it divested; this hourly rate is substantially

                             Sequential Page No. 14


below the fair market rate which normally would be charged to the Company for use of a similar aircraft. Under the new arrangement, any use of the aircraft which is charged to the Company is reviewed by the Board of Directors of the Company on a regular basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approxi-mately $3.2 million during the first nine months of 1998. This decrease resulted primarily from use of cash for (i) purchases of treasury stock (see discussion below), (ii) an increase in trade accounts receivable attributed to normal seasonal increases, (iii) an increase in inventory due to seasonality and additional raw goods and packaging materials related to increased private label products, and (iv) cash dividends. These uses of cash were partially offset by earnings, proceeds from the exercise of stock options, and the sale of Company assets. The increases in accounts receivable and inventory are expected to decline somewhat in the fourth quarter due to the seasonal nature of the Company's business. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

From time to time, the Company may evaluate strategic alternatives. Any acquisition may require the use of operating cash flows, short or long term financing, issuance of equity, or other financing sources in order to consummate such acquisition or to fund operating and capital expenditures of any acquired business.

In December 1995, the Company was authorized to repurchase up to three million shares of its outstanding common stock. The final repurchases under this authorization were completed during the second quarter of 1998. In December, 1997, the Company was authorized to repurchase an additional two million shares of its outstanding stock. As of August 30, 1998, 212,305 shares have been purchased under this authorization. During 1998, the Company has purchased 1,084,105 shares of common stock at a cost of $9,551,457. All repurchases have been funded with cash flows from operations. Future repurchases may be funded with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:

                                   August 30,      November 30,
                                      1998            1997
                                 ______________   _____________
Current Ratio                      3.7 to 1.0      4.0 to 1.0
Working Capital (in millions)        $36.8           $34.5
Long-Term Debt to Equity Ratio     .05 to 1.0      .08 to 1.0
Tangible Net Worth (in millions)     $74.1           $73.1


                             Sequential Page No. 15


On September 18, 1998, the Company's Board of Directors declared a five cents per share dividend payable on October 9, 1998 to the stockholders of record on September 30, 1998. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.

YEAR 2000

The worldwide "Year 2000 problem" has arisen due to the fact that many computer hardware and software systems along with components of certain automated equipment utilize only the last two digits of a date to refer to the year, failing to distinguish dates within the twentieth century from those of the twenty-first or other centuries. If not corrected, these systems could fail or produce erroneous results with the advent of the twenty-first century.

The Company is substantially complete in its assessment of the Year 2000 impact on systems being utilized within the Company. The Company's primary hardware platform is Year 2000 compliant. The Company is continuing a review of its inventory of personal computers (PC's) and will either remediate or replace those PC's found not to be compliant. Additionally, a review of automated equipment other than computer systems has been performed to ascertain if remediation of any of this equipment is necessary. While the Company is continuing its detailed assessment of its automated equipment, the Company has not identified any problems thus far that would have a material impact upon its operations.

The Company's primary manufacturing and accounting software is sourced from an external vendor and has been independently certified as being Year 2000 compliant. The Company has performed testing that supports this certification. Software developed internally along with other purchased software has been reviewed for compliance and is in the process of being remediated where necessary. This remediation effort is expected to be complete in the second quarter of fiscal year 1999. The Company currently estimates that the cost to remediate both its Year 2000 hardware and software issues to be less than $250,000. Approximately $100,000 of this cost represents redeployment of existing SG&A toward this effort.

The Year 2000 issues may have an impact on certain of the Company's material business partners, potentially causing disruptions in the supply of raw materials, services and/or the ability of customers to take delivery of products which could in turn have a material effect upon the Company's results of operation. The degree of this effect is uncertain. The Company has developed a structured methodology for evaluating the Year 2000 readiness of these business partners and expects this process to be completed by year end. Contingency plans, where possible, will be developed for those business partners deemed to be at an unacceptable level of risk. A contingency plan for the failure of the Company's overall Year 2000 remediation plan has not been completed at this time.

                            Sequential Page No. 16


The forward-looking statements contained herein with regard to the timing and overall cost estimates of the Company's efforts to address the Year 2000 problem are based upon the Company's experience thus far in this effort. Should the Company encounter unforeseen difficulties either in the continuing review of its computerized systems, their ultimate remediation, or the responses of its business partners, the actual results could vary significantly from the estimates contained in these forward-looking statements.

OUTLOOK AND UNCERTAINTIES

The forward-looking statements included in this filing are based on certain assumptions regarding U.S. and foreign economic conditions, competition, costs of raw materials, unit openings and closings, sales volumes per unit, other manufacturing opportunities, no changes in governmental regulation of the food or dairy industry, and no material event which would impact the reputation of the Company's manufacturing facility or the Company's ability to utilize that facility. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

                            Sequential Page No. 17


                    PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A customer for whom Americana Foods produces private label products has asserted a claim alleging damages due to production defects. Immediate and voluntary recalls of limited quantities of product were undertaken in 1997. The Company believes sufficient insurance coverage is in place to cover any potential damages over the uninsured portion which was accrued in fiscal 1997; however, the insurance carrier, while offering a substantial settlement, does not completely accept coverage and the Company has initiated litigation to confirm coverage.

ITEM 5.   OTHER INFORMATION

Effective June 29, 1998, the Securities and Exchange Commission amended Rule 14a-4(c) under the Securities and Exchange Act of 1934 (the "1934 Act") which governs the Company's use of discretionary proxy voting authority with respect to stockholder proposals that are not being included in the Company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. New Rule 14a-4(c)(1) provides that if a stockholder wishing to make a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement (or by an earlier or later date established by an overriding advance notice provision contained in the Company's charter or bylaws), then the management proxies named in the form of proxy distributed in connection with the Company's proxy statement would be allowed to use their discretionary voting authority to address the matter submitted by the proponent, without discussion of the matter in the proxy statement. In addition, if a stockholder desires to include a proposal in the Company's proxy statement for the 1999 Annual Meeting, the proposal must be received by the Company on or before January 13, 1999, and must comply with the requirements of Rule 14a-8 of the Securities and Exchange Commission.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27(a)         Article 5, Financial Data Schedule for the Third Quarter
              1998 Form 10-Q

27(b)         Article 5, Financial Data Schedule for the Third Quarter
              1997 Form 10-Q restated for adoption of Financial Accounting
              Standards Board Statement Number 128, Earnings Per Share

99(a)         Press release, dated September 10, 1998, "TCBY Reports
              Improved Operating Results For The First Nine Months
              Of 1998"

99(b)         Press release, dated September 18, "TCBY Declares Cash Dividend"


          b)  The Company did not file any reports on Form
              8-K during the three periods ended
              August 30, 1998.

                             Sequential Page No. 18



                             SIGNATURES
                             __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  10/14/98                /s/ Frank D. Hickingbotham
                               ____________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  10/14/98                /s/ Gene H. Whisenhunt
                               ____________________________
                                   Gene H. Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer


                             Sequential Page No. 19