Form 10-K405
period 1998-11-29
TCBY ENTERPRISES INC
filed 1999-02-25
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-K

_x_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 1998

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

                                    Name of each exchange on
Title of each class                      which registered
___________________              _______________________________
Common stock, $.10 par value        New York Stock Exchange


   Securities  registered pursuant to  Section 12(g) of  the
Act:
                              None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

The aggregate market value of common stock ($.10 par  value)
held by  non-affiliates  of  the  Registrant  (see  item  12 hereof) on January 1, 1999: $81,430,367.

The number of shares of the Registrant's Common Stock  ($.10 par value) outstanding as of January 1, 1999:  22,919,069.

DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Annual Report to Stockholders for the year ended November 29, 1998 are incorporated by reference into Parts I and II.

  Portions of the Proxy Statement for the annual meeting of stockholders to be held April 13, 1999 are incorporated by reference into Part III.

                                       Sequential Page No. 1
                             PART I

Item 1.  BUSINESS

The Company manufactures and sells TCBY(registered) soft serve frozen yogurt, hardpack frozen yogurt and ice cream, and novelty frozen food products through Company-owned and franchised retail stores ("TCBY(registered) stores"), non-traditional locations (e.g., airports, schools, hospitals, convenience stores, travel plazas, and locations in conjunction with petroleum stores and other food concepts which are referred to as "co-branded locations"), and the retail grocery trade (e.g., grocery stores and wholesale clubs). In addition, a variety of frozen packaged products and other specialty dairy food products are sold to private label customers. The Company sells equipment related to the foodservice industry and develops locations under the Juice Works(registered) brand in conjunction with the TCBY(registered) brand. Industry segment data for the
Company's two business segments, food products and equipment, for the three years ended November 29, 1998, included on pages 17 through 22 and page 34 of the Company's 1998 Annual Report to Stockholders, is incorporated herein by reference.

The Company was incorporated under the laws of the State of Delaware on January 10, 1984 and is the successor to businesses which opened the first Company-owned TCBY(registered) store in September 1981 and first franchised TCBY(registered) stores in June 1982. Unless the context otherwise requires, the term "Company" includes TCBY Enterprises, Inc., its predecessors and its wholly owned consolidated subsidiaries. The Company's principal subsidiaries are: TCBY Systems, Inc. (which franchises and licenses domestic and international TCBY(registered) locations (including Juice Works(registered) in some of these locations); operates a domestic TCBY(registered) location in Little Rock, Arkansas and sells TCBY(registered) yogurt and novelty products to the retail grocery trade); Americana Foods Limited Partnership (which manufactures yogurt and other frozen dessert products for TCBY and other private label customers); Riverport Equipment and Distribution Company, Inc. which includes the Riverport
Division (which sells and distributes restaurant equipment and supplies primarily to TCBY(registered) locations) and the AIMCO Division (which sells and distributes foodservice equipment and supplies primarily to customers outside of the TCBY systems).

FOOD PRODUCTS SEGMENT

TCBY(registered) Locations
The Company's food products are marketed as a treat, dessert, snack or light meal item. The domestic franchised, Company- owned, international licensed stores, and non-traditional domestic locations operate under the name "TCBY," "TCBY THE COUNTRY'S BEST YOGURT," "TCBY Treats," or related tradenames (herein referred to as "TCBY(registered) locations").

On November 29, 1998 there were 2,938 TCBY(registered) locations, including 1,027 domestic franchised stores, one Company-owned store, 216 international licensed stores, and 1,694 non-traditional domestic locations. Information regarding TCBY(registered) and Juice

                                      Sequential Page No. 2



Works(registered) location activity for 1998 and 1997 is incorporated by reference to the information contained in the table on page 17 to the Company's 1998 Annual Report to Stockholders.

The Company currently manufactures its TCBY(registered) brand of premium frozen yogurt and ice cream sold domestically and licenses its manufacturing in select international markets. The frozen yogurt and ice cream is served in a variety of ways, including cups, cones, sundaes, and shakes, and with a variety of toppings. TCBY(registered) locations also sell a changing variety of flavors of frozen yogurt, cakes and pies, and novelties from display freezer cases. The TCBY(registered) Treats concept which is optional for existing locations and generally required for new and relocated locations features TCBY(registered) soft serve frozen yogurt, but adds TCBY(registered) hand-dipped frozen yogurt, hand-dipped premium ice cream, and Paradise Icetm shaved ice. Some TCBY(registered) locations are joined with other brands (referred to as co-branding) allowing efficiencies in labor and real estate and maximizing daypart sales. Examples of co-branding concepts with TCBY(registered) locations include Subway(registered), Wall Street Deli(registered), Blimpie(registered), Shell(registered), Texaco(registered),
Exxon(registered), Coffee Beanery(registered), and  Nathan's
Famous(registered).

TCBY(registered) Domestic Franchised Stores

TCBY(registered)      domestic       franchised       stores
("TCBY(registered) stores") are located primarily in shopping centers, free standing locations, and shopping malls. Generally, a TCBY(registered) store occupies 800 to 1,600 square feet and accommodates both carryout and in-store business. The Company estimates that the total initial investment required for the establishment of a franchised TCBY(registered) store ranges from approximately $113,000 to $330,200 ($54,600 to $135,700 for a mini-store or store operated in conjunction with another concept), excluding real property costs. These costs vary depending upon the size and location of the store. This investment includes construction costs and leasehold improvements, equipment, furniture and signs, initial inventory and supplies, opening expenses, initial working capital, and the appropriate initial franchise fee.

Franchises for TCBY(registered) stores are usually granted for a period of ten years with an option to renew for ten years at then current terms being offered by the Company (for mini-store and other concept stores, the initial term is five years with a renewal term of five years). A franchisee pays an initial franchise fee and an on-going royalty fee of four percent of its net revenues. In addition, a franchisee must contribute an amount not in excess of three percent of its net revenues to a separate national advertising fund ("Fund") which is used to promote TCBY(registered) products. Substantially all franchisees pay the continuing fees to the distributor for the TCBY franchise system, ProSource Distribution Services (now a division of AmeriServe Food Distribution, Inc., hereafter referred to as "AmeriServe") a leading foodservice distributor to restaurant chains, through a surcharge per case on frozen yogurt and certain other food purchases. AmeriServe remits the surcharge to the Company on a weekly basis. The Fund may spend in any year an amount greater or less than the aggregate contributions of TCBY(registered) stores to the Fund in that year and the Company may make loans to the Fund bearing reasonable interest to cover any

                                      Sequential Page No. 3

deficits of the Fund and cause the Fund to invest any surplus for future use by the Fund.

The site of a TCBY(registered) store is subject to Company approval. All food products as well as furniture, fixtures, and equipment used by a franchisee must conform to the Company's specifications and standards. The Company is the only approved supplier of frozen yogurt, ice cream, and frozen dessert products to TCBY(registered) stores. Prior to the opening of a TCBY(registered) store, a franchisee must attend a seven day training program. A franchisee is required to maintain the confidentiality of the Company's trade secrets and is prohibited from engaging in competitive activities during the term of the franchise agreement, and generally for two years thereafter. The Company has the right to terminate the franchise agreement for cause and has the option to purchase a franchisee's store upon such termination or upon expiration of the franchise agreement. The Company has the right of first refusal upon any assignment by the franchisee, as well as the right to approve an assignee.

The Company has a field inspection program to help maintain the high standards of quality and cleanliness required in TCBY(registered) stores and to assist franchisees with operational problems.

The Company has 597 domestic franchisees operating in all 50 states, of which 147 own more than one TCBY(registered) store and 21 own five or more TCBY(registered) stores. As of November 29, 1998, franchise agreements had been executed for over 50 TCBY(registered) stores to be opened in the United States, some of which may open in 1999. However, some of these franchise agreements may terminate without the related stores opening.


During  1998, a  total of 105  TCBY(registered) stores were
closed by franchisees.  Each TCBY(registered) store  closed
was  the  result  of  the  franchisee's  evaluation  of its
financial   condition,    cash  flow,    lease  expiration,
profitability, and  store operations,  among other  things.
Included in the 1,027 TCBY(registered) stores reported open
at November 29, 1998 were 87 TCBY(registered) stores closed
for  relocation  or  the season.   TCBY(registered)  stores
closed for relocation have been closed with the intent to relocate the store to a more suitable location subject to site approval by the Company. Some of these agreements may be terminated for failure to reopen in a timely manner.
TCBY(registered) stores closed for the season are stores closed during winter or off-peak months, with the intent to reopen the store during the warmer months.

Generally, the Company does not offer financing to domestic TCBY franchisees for the purchase of the equipment, furniture, and signage package required to open new stores. The Company has made and may make available financing for the purchase of existing TCBY(registered) stores, leasehold improvements, and working capital in certain circumstances.

The Company from time to time receives inquiries from unaffiliated financing companies to provide leasing or financing programs for certain equipment purchases for TCBY(registered) stores and

                                      Sequential Page No. 4

TCBY(registered) non-traditional locations. These programs would be available at the option of the franchisee or licensee.

TCBY(registered) Non-traditional Locations

TCBY(registered) non-traditional locations include TCBY(registered) mini-stores and TCBY(registered) stores operated in conjunction with other concepts. Their principal differences from a traditional domestic TCBY(registered) store are size and initial costs, with "other concept" stores having the presence of another nationally or regionally recognized chain concept operated in conjunction with the TCBY(registered) store (an example of this would be the operator of a TCBY(registered) store within a convenience store at a nationally recognized branded petroleum outlet). TCBY(registered) non-traditional locations also operate in airports, toll road travel plazas, hospitals, office buildings, schools, sports arenas, and other foodservice outlets. Generally, these locations offer a limited menu as compared to a TCBY(registered) store and serve TCBY(registered) products through small stores, kiosks, soft serve vending carts, and counter top display units. These non-traditional locations operate in a "captive" location (as opposed to being open to the general public; for example, an airport location tends to serve only people that are physically at the airport for reasons other than the purchase of TCBY(registered) brand soft serve frozen yogurt and other store products). Recognizing the uniqueness of captive locations, their generally high costs of occupancy, and their inherent marketing value, the Company has, in some instances, waived the requirement for participation in local or national programs, and sometimes assisted in the purchase of equipment for use at these locations.

As of November 29, 1998 there were 1,694 TCBY(registered) non-traditional locations open and over 300 TCBY(registered) non-traditional locations under development. A total of 312 of these open locations are airport locations, toll road travel plazas, and other foodservice outlets, operated under a joint venture agreement with Host Marriott Services.

In 1998, significantly more TCBY(registered) non-traditional locations than traditional locations opened. While the Company has placed and continues to place equal emphasis upon both traditional and non-traditional franchising opportunities, the Company has experienced more non-traditional development in the last few years. The Company believes this trend will continue in 1999. The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval; new development may also be slowed when existing franchisees express their concerns regarding new TCBY(registered) locations; and the desire of the Company to maintain good relationships with all franchisees in the markets under consideration results in occasional delays in development while those concerns are addressed.

TCBY(registered) International Locations

Generally, the Company adopts  a master franchise  agreement
form of relationship for  its international development.   A
master
                                      Sequential Page No. 5

franchisee is granted the right to develop a minimum number of TCBY(registered) locations in the defined territory within a certain time period. The Company determines, on a country by country basis, whether it will export frozen products from the United States to that country or license the production of frozen products locally (possibly to the master franchisee). In addition, the Company may grant to the master franchisee the distribution rights of TCBY(registered) branded products in the defined country. The master franchisee generally will receive subfranchising rights within the country which is the subject of the master franchise agreement.

As of November 29, 1998, there were 216 TCBY(registered) international franchised locations. These locations are generally smaller than domestic locations and produce less sales and royalties per location. Within the licensed countries there are several thousand retail points of sale for TCBY(registered) packaged products. Revenues from any single country are not expected to be material in 1999. In the aggregate, revenues from international locations in 1999 are expected to be comparable to 1998 which represented three percent of combined sales and franchising revenues.

Juice Works(registered) Stores

Juice Works(registered) stores sell fruit and vegetable juices, fresh-made fruit smoothies made with frozen yogurt, dietary supplements to add to juices and smoothies, and lowfat/nonfat baked goods.

The Company began merging the operations of the Juice Works(registered) concept into the TCBY(registered) concept in 1998. TCBY franchisees are able to purchase an addendum to their franchise agreement under which they are allowed to operate a Juice Works(registered) store within the TCBY(registered) store.

The Company estimates that the total additional initial investment required to establish a Juice Works(registered) store within or in conjunction with a TCBY(registered) store will be $8,500 to $64,290 depending on the size of the Juice Works(registered) portion of the TCBY(registered) store excluding real property costs. The franchise rights granted under a Juice Works addendum to the TCBY franchise agreement will terminate when the related TCBY franchise agreement ends. Royalties and contributions to the Fund due to the Company from franchisees who have executed the Juice Works addendum to their franchise agreement will be paid and treated in an identical manner as under the TCBY franchise agreement.

The Company has  entered a development  agreement with  Host
Marriott  Services  Corporation.   The companies will  offer
Juice Works (registered) in some existing and new TCBY (registered) locations in airports, toll roads, and mall food courts. As of November 29, 1998, Host Marriott had 22 retail outlets offering Juice Works (registered) products and an additional 13 were under development.

Generally, the Company is not offering financing to franchisees for the purchase of the equipment, furniture, and signage package required to open new Juice Works(registered) stores. The Company from time to time receives inquiries from unaffiliated financing companies to provide leasing or financing programs

                                      Sequential Page No. 6

for certain equipment purchases for Juice Works(registered) locations. These programs would be available at the option of the franchisee or licensee.

For the 86 retail outlets offering Juice Works(registered) products and the 17 under development, the Company plans to convert as many of them as it can to the co-branded
format with TCBY.   Some of these agreements may terminate.
The Company does not intend to sell Juice Works franchises in any form other than as an addendum to TCBY franchise agreements.

Specialty Products

The Company sells TCBY(registered) brand hardpack frozen yogurt and frozen novelties for distribution to the retail grocery trade for resale primarily in grocery stores and wholesale clubs. The Company does employ a small direct sales force; however, a broker network is the primary means of sales and service to the retail grocery trade. The retail grocery trade has limited retail and warehouse shelf space and the competition for such space continues to intensify. At November 29, 1998, the Company had approximately 15 retail grocery trade customers.

The Company also manufactures other products such as ice cream and frozen novelties under private label and various trade names for distribution to supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers. The Company has pursued private label opportunities to utilize available capacity at its manufacturing facility. Private label sales were a major contributor to the growth in revenues during 1998. The Company continues to pursue private label opportunities at its manufacturing facility in Dallas.

Food Products Production

The Company's frozen yogurt, ice cream, and frozen dessert products sold in TCBY(registered) stores and non-traditional locations as well as specialty products are produced at the Company's manufacturing facility in Dallas, Texas. Raw materials used in the production of the Company's products consist primarily of fresh milk, cream, water, and sweeteners. Each of these materials is generally available from several sources. During 1998, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's anticipated requirements in the future. Dairy costs include the value assigned to milk solids and milk fats which are two of the components of milk utilized in most products manufactured and sold. The cost of these two components are currently tied to the federal milk orders system. This market fluctuates based on supply and demand with prices being variable from month to month. The price paid for milk is based on the Basic Formula Price (BFP) plus any applicable surcharge (based on the use of the milk). Of the price paid for milk, the Butter Fat Differential (BFD) is the market value assigned to milk fats (used in butter, cheese, ice cream, etc.), with the remainder of the milk price being assigned to milk solids. Dairy Farmers of America is the Company's principal supplier of dairy components.

                                      Sequential Page No. 7

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

EQUIPMENT SEGMENT

Riverport Equipment and Distribution Company, Inc. offers for sale a complete equipment, furniture, and signage package in order to assist TCBY franchisees in opening their stores in a timely manner. TCBY(registered) store packages cost a franchisee between $51,000 and $131,000 for a domestic TCBY(registered) store, or between $26,000 and $50,000 for a mini-store or store operated in conjunction with another concept. Juice Works addendum packages cost a franchisee between $3,000 and $30,889. The Company also sells equipment to facilitate non-traditional location openings when it is needed. In addition, Riverport offers for sale replacement equipment and supplies. Riverport operates at a relatively low gross profit margin and its sales are tied primarily to new store and location development.

AIMCO Equipment Company, located in Little Rock, Arkansas, is a regional distributor of equipment to the foodservice industry and serves customers primarily outside of the TCBY franchise system.

SEASONALITY

Generally, sales of the Company's food products segment have been greater in the spring, summer and fall months, and tended to be lower in the winter months. Sales for the equipment segment have not been as seasonal in nature. See
Note 13 of the Notes to Consolidated Financial Statements of the Company's 1998 Annual Report to Stockholders incorporated by reference for information regarding unaudited consolidated quarterly results of operations for 1998 and 1997.

                                      Sequential Page No. 8



COMPETITION

While the Company is one of the world's largest franchisors and licensors of stores serving primarily soft serve frozen yogurt, TCBY(registered) stores do compete with numerous other frozen yogurt stores, including stores affiliated with smaller yogurt chains and with ice cream parlors, especially those that serve premium ice cream. TCBY(registered) locations compete with restaurant chains and other foodservice locations, including snack food or dessert item restaurants. Frozen yogurt may also be offered in supermarkets, grocery stores, and wherever convenience food operations are conducted. Any addition of expanded menu items currently being tested would further expand the amount and intensity of competition with the Company's products. Competition continues to increase in the area of airports, theme parks, sports stadiums, etc., as some of the chains and other frozen yogurt manufacturers market their products in these non-traditional locations. Some of these competitors have greater success on individual contract bids, have greater financial resources, more outlets, or are better known than the franchises of the Company who operate these locations.

Juice Works(registered) stores  compete with other  regional
juice bar concept  chains.   Some of  these competitors  may
have greater financial resources, more outlets, or be better known than the Company.

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

Riverport  competes   primarily  with   local  or   regional
equipment companies (both domestic and international) that are in close proximity to TCBY(registered) stores.

AIMCO competes primarily with other domestic competitors  of approximately equal size in the sale of equipment, fixtures,
and  other  necessary   items  to   restaurants  and   other
foodservice operations.

EMPLOYEES

As of November 29, 1998 and November 30, 1997, the Company employed approximately 400 full-time and 40 part-time associates who were engaged primarily in the manufacture, sale, and distribution of frozen yogurt products and foodservice equipment as well as management of the Company. None of the Company's employees are covered by collective bargaining agreements.

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

Each TCBY(registered) and Juice Works(registered) location is subject to licensing and regulation by the health, sanitation, safety, fire, and other applicable departments of the state or municipality where it is located, as well as the federal government in the areas of health and labeling. The Company's frozen dessert production is also subject to similar licensing and regulation by federal, state, and municipal authorities at its facility in Dallas, Texas, and in the states to which it ships its products. Difficulties or failures in obtaining or maintaining the required licensing or in meeting regulatory standards could result in delays or cancellations in the opening of new locations and could adversely affect the production of yogurt and other frozen dessert products.

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

The Company currently owns and leases to third parties its former executive office building, which contains approximately 30,000 rentable square feet of space, in Little Rock, which is included in the industry segment titled "Other".

Americana Foods Limited Partnership's yogurt manufacturing facility in Dallas, Texas occupies approximately 216,000 square feet. The facility produces TCBY(registered) frozen yogurt mix and other frozen dessert products and is classified in the industry segment titled "Food Products".

The majority of the Company's capacity for hardpack and novelty products may be utilized during peak periods in producing products for TCBY(registered) locations and private label customers during 1999. The Company is currently utilizing under 60 percent of its overall capacity and is actively pursuing new customers for its TCBY(registered) products and other products to utilize the capacity available at the facility.

                                      Sequential Page No. 10

All of the Company-owned and licensed locations are operated from premises which are leased. See Note 7 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders incorporated by reference for information regarding store rental obligations.

Riverport equipment  distribution operations  (relocated  in
1995) are in a building which contains approximately 37,000 square feet of warehouse space and 3,000 square feet of office space. The existing facility handles the distribution of equipment packages for new TCBY(registered) stores and reorders of equipment and supplies from
TCBY(registered) locations. The previous Riverport site which contained approximately 60,000 square feet of warehouse space and 11,000 square feet of office space was sold in 1998. AIMCO is located in a building which contained approximately 54,400 square feet of warehouse and service space and 5,600 square feet of office space. These buildings are classified in the industry segment titled "Equipment".

The Company owns the production facility previously occupied by Carlin Manufacturing, Inc. In July, 1997, the Company sold a portion of the subsidiary's assets to a company controlled by the subsidiary's president. The real property was retained by the Company and is being leased to the purchaser with the ultimate intent to sell the property. The facility contains 34,000 square feet and is classified in the industry segment titled "Equipment."

The  Company  believes  that   these  facilities  are   well
maintained,  suitably  equipped,   and  in  good   operating
condition.

Item 3.  LEGAL PROCEEDINGS

As of November 29, 1998, there were no material proceedings to which the Company was a party reportable pursuant to the requirements of Form 10-K except as set forth below.

A customer for whom Americana Foods produces private label products asserted a claim alleging damages due to production defects. Immediate and voluntary recalls of limited quantities of products were undertaken in 1997. The Company, after negotiations with the customer and the Company's liability insurance carrier, has, with the participation of the liability insurance carrier, settled all claims. The relevant settlement agreement contains a confidentiality clause; however, the amount paid by the Company to obtain settlement exceeded prior accruals by approximately one million dollars. While the Company believed it had meritorious defenses to and disagreed with the customer's claim, settlement was agreed to by the Company in order to avoid the uncertainty of outcome, cost of litigation, and disruption to the Company.

Other than as set forth above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with
                                     Sequential Page No. 11

certainty,  but  the  Company   believes,  based  upon   its
examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of 1998.

                                     Sequential Page No. 12

                             PART II

Item 5.   MARKET FOR TCBY ENTERPRISES, INC. COMMON STOCK AND

          RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TBY". The high and low sales prices for the Common Stock and dividends paid per share in the last two fiscal years are incorporated by reference to the information contained on page 36 under the captions "Common Stock" and "Dividend Policy" in the Company's 1998 Annual Report to Stockholders. As of January 31, 1999, there were 4,408 stockholders of record.

Item 6.   SELECTED FINANCIAL DATA

Selected financial  data  is incorporated  by  reference  to information set forth under the caption "Ten Year Summary of
Selected Financial Data"  on page 36  in the Company's  1998
Annual Report to Stockholders.



Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference to pages 17 through 22 of the Company's 1998 Annual Report to
Stockholders.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISKS

"Quantitative and Qualitative Disclosures About Market Risks" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated   financial  statements   and  report   of
independent auditors are incorporated by reference to  pages
23 through  35  of  the  Company's  1998  Annual  Report  to
Stockholders.

Quarterly  results   of  operations   are  incorporated   by
reference to page 35 (Note 13) of the Company's 1998  Annual
Report to Stockholders.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     Sequential Page No. 13

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TCBY
          ENTERPRISES, INC.

Information with respect to directors of the Company is incorporated by reference to the information included under the caption "Nominees For Election As Directors" in the
Company's 1999 Proxy Statement.

EXECUTIVE OFFICERS OF TCBY ENTERPRISES, INC.

The following sets forth certain information regarding executive officers of the Company:

Frank D. Hickingbotham, age 62, has been the Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1970.

Herren C. Hickingbotham, age 40, has been a director of  the
Company since 1982.   He  has been the  President and  Chief
Operating Officer of the Company since March 1988.

F. Todd Hickingbotham, age  35, has been  a director of  the
Company since  1990.   He has  been President  of  Riverport
Equipment and Distribution Company, Inc. since 1988.

Jim H. Fink, age 41, became President of Americana Foods in June 1997 in addition to being an Executive Vice President. He has been an Executive Vice President since December 1994. He had been Senior Vice President, Finance and Chief Accounting Officer since June 1991. Mr. Fink joined the Company in March 1987.

Gene Whisenhunt, age 38, became Executive Vice President, Treasurer, and Chief Financial Officer in December 1995. He had been Senior Vice President and Chief Accounting Officer since December 1994. Prior to that he was Senior Vice President National Sales/Subsidiary Controller. Mr. Whisenhunt joined the Company in 1989.

William P. Creasman,  age 46, joined  the Company as  Senior
Vice President and General Counsel in 1987.

Jim Sahene, age 38, became  President of TCBY Systems,  Inc.
in April  1994.    Prior  to  that  he  was  Executive  Vice
President and Chief Operating Officer of TCBY Systems,  Inc.
Mr. Sahene joined the Company in 1986.

John Rogers, age 37, became Senior Vice President, Chief Information Officer and Assistant Treasurer in December 1994. Prior to that he was Senior Vice President and Corporate Controller. Mr. Rogers joined the Company in 1986.

All executive officers of TCBY Enterprises, Inc. were elected to serve at the pleasure of the Board of Directors following the annual meeting of stockholders in 1998 and until their
                                     Sequential Page No. 14

successors are elected and qualified; executive officers employed by subsidiary companies were elected to serve at the pleasure of the boards of directors of the applicable subsidiary company. Frank D. Hickingbotham is the father of Herren C. Hickingbotham and F. Todd Hickingbotham. No other family relationships exist among any of the above named individuals or among such individuals and any director of the Company.

Item 11.  EXECUTIVE COMPENSATION

Information  with  respect  to  executive  compensation   is
incorporated by reference to the information included under the caption "Remuneration" in the Company's 1999 Proxy
Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated by reference to the information under the caption "Principal Stockholders" and "Nominees for Election as Directors; Security Ownership of Management" in the Company's 1999 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information  with  respect  to  certain  relationships   and
transactions is incorporated by reference to the information included under the caption "Remuneration" and "Certain
Transactions" in the Company's 1999 Proxy Statement.

                                      Sequential  Page No. 15


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a)  (1) and (2) The response to this portion of Item
     14 is submitted as a separate section of this report.

     (3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-5, are submitted as a separate section of this report.

     (b) The Company did not file any reports on Form 8-K during the three months ended November 29, 1998.

     (c)  See Item 14 (a) (3) above.

    (d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                      Sequential Page No. 16
                           SIGNATURES
                           __________

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

February 25, 1999




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                       TITLE                     DATE
      _________                       _____                     ____
Frank D. Hickingbotham*   Director, Chairman of the Board    2-25-99
                          and Chief Executive Officer
                          (Principal Executive Officer)

Herren C. Hickingbotham*  Director, President and Chief      2-25-99
                          Operating Officer

Daniel R. Grant*          Director                           2-25-99

F. Todd Hickingbotham*    Director, President Riverport      2-25-99
                          Equipment and Distribution
                          Company, Inc.

Marvin D. Loyd*           Director                           2-25-99

Hugh H. Pollard*          Director                           2-25-99

Don O. Kirkpatrick*       Director                           2-25-99

William H. Bowen*         Director                           2-25-99

Gene H. Whisenhunt*       Executive Vice President,          2-25-99
                          Treasurer, and Chief Financial
                          Officer
                          (Principal Financial Officer)



*BY /s/Gene H.Whisenhunt Individually and as Attorney - in - Fact
    _______________________
     Gene H. Whisenhunt

                                     Sequential Page No. 17



                     ANNUAL REPORT ON FORM 10-K

                 ITEM 14 (a) (1) and (2); (c) and (d)

     LIST  OF FINANCIAL STATEMENTS  AND FINANCIAL  STATEMENT SCHEDULE

                          CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULE

                    YEAR ENDED NOVEMBER 29, 1998

                       TCBY ENTERPRISES, INC.

                        LITTLE ROCK, ARKANSAS

                                    Sequential Page No. 18


FORM 10-K -- ITEM 14 (a) (1) AND (2)

TCBY ENTERPRISES, INC. AND SUBSIDIARIES

LIST  OF  FINANCIAL   STATEMENTS  AND  FINANCIAL   STATEMENT
SCHEDULES

The following consolidated financial statements of TCBY Enterprises, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 29, 1998, are incorporated by reference in
Item 8:

Consolidated  balance  sheets  --  November  29,  1998   and
November 30, 1997

Consolidated statements  of  income  --  Three  years  ended
November 29, 1998

Consolidated statements of stockholders' equity -- Three years ended November 29, 1998

Consolidated statements of cash  flows -- Three years  ended
November 29, 1998

Notes to consolidated financial  statements -- November  29,
1998

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

                                      Sequential Page No 19





                          EXHIBIT INDEX

Exhibit No.                Description                    Page No.
-----------   ------------------------------------------  ---------

3 (i) (a)    Restated Certificate of Incorporation of
             TCBY Enterprises, Inc. (Incorporated by
             reference to Exhibit 3(a) (vii) to the
             Company's Annual Report on Form 10-K for the
             fiscal year ended November 30, 1988)

  (ii) (a) Amended and Restated By-Laws of TCBY Enter prises, Inc. (Incorporated by reference to Exhibit 3(b) of Registration Statement No.
             33-8338)

  (ii) (b)   Article IX, Section 5 of the By-Laws of TCBY
             Enterprises, Inc., as amended March 25, 1987
             (Incorporated by reference to Exhibit 3(b)
             (ii) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30,
             1987)

  (ii) (c)   Article II, Sections 8, 9 and 10 of the
             By-Laws of TCBY Enterprises, Inc., as amend ed December 3, 1990 (Incorporated by refer ence to Exhibit 3(b) (iii) to the Company's
             Annual Report on Form 10-K for the fiscal year ended November 30, 1990)

  (ii) (d)   Article II, Section 11 of the By-Laws of
             TCBY Enterprises, Inc., as amended Decem-
             ber 18, 1998 .............................     Attached

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

                             E-1

             of the Company's facility in Dallas, Texas
             (Incorporated by reference to Exhibit
             4(ii)(c) to the Company's Annual Report on
             Form 10-K for the fiscal year ended November
             30, 1994)

  (ii)(d) Second Amended and Restated Loan Agreement between TCBY Enterprises, Inc. and Bank One,
             Texas, N.A., dated April 7, 1995 to include a $5,000,000 revolving credit note dated
             April 7, 1995, (Incorporated by reference to
             Exhibit 4(ii)(a) of the Company's Quarterly
             Report on Form 10-Q for the quarter ended
             February 28, 1995)

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

   (b) Form of Franchise Agreement (Revised Decem ber 1982) (Incorporated by reference to
             Exhibit 10(b) to Registration Statement No.
             2-89398)

   (c)       Form of Franchise Agreement (Revised April
             1983) (Incorporated by reference to Exhibit
             10(c) to Registration Statement No. 2-89398)

   (d)       Form of Franchise Agreement (Revised January
             1984) (Incorporated by reference to Exhibit
             10(d) to Registration Statement No. 2-89398)

   (e)       Form of Franchise Agreement (Revised July
             1985) (Incorporated by reference to Exhibit
             10(e) to Registration Statement No. 2-99324)

   (f)       Form of Franchise Agreement (Revised February1986)
             Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1986)

   (g)       Form of Franchise Agreement (Revised March
             1987) (Incorporated by reference to Exhibit
             10(g) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30,
             1987)

                             E-2

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

   (n) 1992 Employee Stock Option Plan (Incorporated by reference to Exhibit I of the Company's
             March 18, 1992 Proxy Statement)

   (o)       1992 Nonemployee Director Stock Option Plan
             (Incorporated by reference to Exhibit II of the Company's March 18, 1992 Proxy Statement)

   (p)       Amendment to the 1992 Employee Stock Option
             Plan (Incorporated by reference to the
             Company's March 1, 1995 Proxy Statement)

   (q)       Lease Agreement between the Company, as
             tenant, and Capitol Avenue Development
             Company, a limited partnership, as landlord, dated April 20, 1987 (Incorporated by refer ence to Exhibit 10(q) to the Company's Annu-

                             E-3

             al Report on Form 10-K for the fiscal year ended November 30, 1987)

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

   (t)       Amendment to the 1992 Employee Stock Option
             Plan (Incorporated by reference to the
             Company's February 24, 1997 Proxy Statement)

   (u)       Amendment to the 1992 Employee Stock Option
             Plan (Incorporated by reference to the
             Company's February 27, 1998 Proxy Statement)

13           Management's Discussion and Analysis of
             Financial Condition and Results of Opera-
             tions; Report of Ernst & Young LLP, Indepen-
             dent Auditors; Consolidated Balance Sheets;
             Consolidated Statements of Operations; Con-
             solidated Statements of Stockholders' Equity;
             Consolidated Statements of Cash Flows; and
             Notes to the Consolidated Financial State-
             ments included in the Registrant's Annual
             Report for the year ended November 29,
             1998.........................................    Attached

21           Subsidiaries of TCBY Enterprises, Inc. ......    Attached

23           Consent of Independent Auditors .............    Attached

24           Powers of attorney ..........................    Attached

27 (a)       Article 5, Financial Data Schedule for the
             Fiscal Year 1998 10-K .......................    Attached

27 (b)       Article 5, Financial Data Schedule for the
             Fiscal Year 1997 Form 10-K restated for
             adoption of Financial Accounting Standards
             Board Statement Number 128, Earnings Per
             Share........................................    Attached

27 (c)       Article 5, Financial Data Schedule for the
             Fiscal Year 1996 Form 10-K restated for
             adoption of Financial Accounting Standards
             Board Statement Number 128, Earnings Per
             Share........................................    Attached

99 (a)       Press release, dated December 18, 1998, "TCBY
             Declares Cash Dividend"......................    Attached

                                 E-4

99 (b)       Press release, dated January 14, 1999, "TCBY"
             Announces Improved Results for 1998..........    Attached

                                 E-5