Form 10-Q
period 1999-02-28
TCBY ENTERPRISES INC
filed 1999-04-12
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  February 28, 1999
                             _____________________________
                               OR

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


                           (501) 688-8229

________________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On March 31, 1999 there were 22,828,926 shares of the registrant's common stock outstanding.

                                            Sequential Page 1

                      TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION                                  Page
                                                                 ____
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          February 28, 1999 and November 29, 1998                  3

          Consolidated Statements of Operations
          Quarter Ended February 28, 1999 and
          March 1, 1998                                            5

          Consolidated Statements of Cash Flows
          Quarter Ended February 28, 1999 and
          March 1, 1998                                            6

          Notes to Consolidated Financial Statements
          February 28, 1999                                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                       17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                       18

Item 6.   Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                        19



                                            Sequential Page 2

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                             February 28,       November 29,
                                                 1999               1998
                                            ________________________________
CURRENT ASSETS:
 Cash and cash equivalents                  $  9,360,943       $ 16,924,143
 Short-term investments                        2,337,843          2,967,135
 Receivables:
  Trade accounts                              11,918,535         10,078,733
  Notes                                        1,657,106          1,695,429
  Allowance for doubtful accounts
   and impaired notes                           (522,793)          (439,223)
                                            _____________      _____________
                                              13,052,848         11,334,939

 Refundable income taxes                            -               156,951
 Deferred income taxes                         1,204,197          1,204,197
 Inventories                                  14,706,628         12,554,875
 Prepaid expenses and other assets             2,300,904          1,540,971
 Assets held for sale                            150,000            150,000
                                            ____________       _____________

    TOTAL CURRENT ASSETS                      43,113,363         46,833,211

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,534,307          2,534,307
 Buildings                                    22,987,721         22,763,194
 Furniture, vehicles, and equipment           46,731,873         46,637,567
 Leasehold improvements                        3,611,707          3,603,219
 Construction in progress                         95,638               -
 Allowances for depreciation                 (40,520,614)       (39,546,174)
                                            _____________      _____________

    NET PROPERTY, PLANT, AND EQUIPMENT        35,440,632         35,992,113

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful and
  impaired notes of $7,829,633 in 1999
  and $8,029,658 in 1998)                      4,468,764          4,525,970
 Intangibles (less amortization of
  $1,892,228 in 1999 and $2,226,511 in 1998)   4,197,638          4,250,684
 Other                                         5,835,350          2,850,906
                                            _____________      _____________
    TOTAL OTHER ASSETS                        14,501,752         11,627,560
                                            _____________      _____________
    TOTAL ASSETS                            $ 93,055,747       $ 94,452,884
                                            =============      =============


See notes to consolidated financial statements.

                                            Sequential Page 3

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                             February 28,       November 29,
                                                 1999               1998
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  5,214,599       $  2,130,430
 Accrued expenses                              4,047,182          6,682,371
 Income taxes payable                            138,978               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________
    TOTAL CURRENT LIABILITIES                 12,572,207         11,984,249

LONG-TERM DEBT, less current portion           2,150,816          2,952,634

DEFERRED INCOME TAXES                          3,319,847          3,319,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares; issued -
  1999 - 27,760,896; 1998 - 27,759,021         2,776,090          2,775,902
 Additional paid-in capital                   30,109,274         30,098,602
 Retained earnings                            74,204,223         74,751,431
                                            _____________      _____________
                                             107,089,587        107,625,935

Less treasury stock, at cost (4,939,952
 shares in 1999 and 4,839,952 in 1998)       (32,076,710)       (31,429,781)
                                            _____________      _____________
 TOTAL STOCKHOLDERS' EQUITY                   75,012,877         76,196,154
                                            _____________      _____________
 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $ 93,055,747       $ 94,452,884
                                            =============      =============


See notes to consolidated financial statements.

                                            Sequential Page 4



TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Quarter Ended
                                             February 28,         March 1,
                                                 1999               1998
                                            ________________________________
Sales                                       $ 18,276,284       $ 16,728,701
Cost of sales                                 13,248,891         11,292,515
                                            _____________      _____________
  GROSS PROFIT                                 5,027,393          5,436,186

Franchising revenues:
 Initial franchise and license fees              858,581            684,980
 Royalty income                                1,871,138          1,794,844
                                            _____________      _____________
                                               2,729,719          2,479,824
                                            _____________      _____________
                                               7,757,112          7,916,010

 Selling, general, and administrative
  expenses                                     7,050,339          7,003,801
                                            _____________      _____________
  INCOME FROM OPERATIONS                         706,773            912,209

Other income (expense):
 Interest expense                               (105,410)          (163,616)
 Interest income                                 250,740            354,534
 Other income                                     68,761             37,779
                                            _____________      _____________
                                                 214,091            228,697
                                            _____________      _____________
  INCOME BEFORE INCOME TAXES                     920,864          1,140,906

Income tax expense:                              322,301            399,318
                                            _____________      ______________
  NET INCOME                                $    598,563       $    741,588
                                            =============      =============
Earnings per share:
   Basic                                    $       0.03       $       0.03
                                            =============      =============
   Diluted                                  $       0.03       $       0.03
                                            =============      =============

Weighted Average Shares Outstanding
   Basic                                      22,898,535         23,468,430
                                            =============      =============
   Diluted                                    23,328,360         24,164,665
                                            =============      =============
Cash Dividends Paid Per Share               $       0.05       $       0.05
                                            =============      =============


See notes to consolidated financial statements.

                                            Sequential Page 5

TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Quarter Ended
                                                February 28          March 1,
                                                    1999               1998
                                               ________________________________
OPERATING ACTIVITIES
Net income                                     $    598,563       $    741,588
Adjustments to reconcile net income
 to net cash used in operating activities:
  Depreciation                                      999,603          1,056,560
  Amortization of intangibles                        65,764             65,163
  Provision for doubtful accounts and
   impaired notes                                    17,684             15,699
  Gain on disposal of property and equipment           -                  (101)
Changes in operating assets and liabilities:
  Receivables                                    (1,896,919)        (2,012,868)
  Inventories                                    (2,151,753)        (1,535,579)
  Prepaid expenses                                 (759,933)          (255,344)
  Intangibles and other assets                   (3,022,325)           294,897
  Accounts payable and accrued expenses             448,980           (209,658)
  Income taxes                                      295,929             79,399
                                               _____________      _____________
    NET CASH USED IN OPERATING ACTIVITIES        (5,404,407)        (1,760,244)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment        (422,959)          (516,376)
Proceeds from sales of property and equipment          -                 7,227
Origination of notes receivable                     (28,277)           (97,909)
Principal collected on notes receivable             246,809            556,062
Purchases of short-term investments                 (75,669)              -
Proceeds from maturity of short-term
  investments                                       704,961             31,791
                                               _____________      _____________
    NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                           424,865            (19,205)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                   10,860            567,586
Dividends paid                                   (1,145,771)        (1,168,981)
Purchases of treasury stock                        (646,929)        (1,645,465)
Principal payments of long-term debt               (801,818)          (702,501)
                                               _____________      _____________
    NET CASH USED IN FINANCING ACTIVITIES        (2,583,658)        (2,949,361)
                                               _____________      _____________
    DECREASE IN CASH AND CASH EQUIVALENTS        (7,563,200)        (4,728,810)
Cash and cash equivalents at beginning
 of period                                       16,924,143         19,693,693
                                               _____________      _____________
    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $  9,360,943       $ 14,964,883
                                               =============      =============


See notes to consolidated financial statements.

                                            Sequential Page 6



TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 28, 1999

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending November 28, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended November 29, 1998.

NOTE B -- NEW PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarters ended February 28, 1999 and March 1, 1998 was equal to net income as reported.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 1999 and requires that all derivatives be recognized on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portions of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.


                                            Sequential Page 7

NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                      1999            1998
                                   __________      __________
Numerator:

  Net Income                         $598,563        $741,588
                                   ==========      ==========
Denominator:

  Denominator for basic earnings
  per share -- weighted-average
  shares                           22,898,535      23,468,430

  Potential dilutive effect of
  employee stock options              429,825         696,235
                                   __________      __________
  Denominator for diluted earnings
  per share -- weighted-average
  shares and assumed conversions   23,328,360      24,164,665
                                   ==========      ==========

  Basic earnings per share              $0.03           $0.03
                                   ==========      ==========

  Diluted earnings per share            $0.03           $0.03
                                   ==========      ==========



During 1999 and 1998, there were outstanding options to purchase 439,550 and 60,461 shares of common stock, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, therefore, the effect would be antidilutive.

NOTE D -- INVENTORIES


                                  February 28,    November 29,
                                      1999            1998
                                  ___________     ___________
Manufacturing materials and
  supplies                        $ 5,747,191     $ 5,088,456

Finished yogurt products and
  other food products               6,185,062       4,526,777

Equipment and other products        2,774,375       2,939,642
                                  ___________     ___________
                                  $14,706,628     $12,554,875
                                  ===========     ===========




                                            Sequential Page 8

NOTE E -- ACCRUED EXPENSES

Accrued expenses consist of the following:


                                  February 28,    November 29,
                                      1999            1998
                                  ___________     ___________
Rent                              $   584,852     $   602,272

Compensation                        1,478,517       2,234,893

Other                               1,983,813       3,845,206
                                  ___________     ___________
                                  $ 4,047,182     $ 6,682,371
                                  ===========     ===========




NOTE F -- CONTINGENCIES

There is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.


                                            Sequential Page 9

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total sales for the first quarter of 1999 increased nine percent from sales in the first quarter of 1998. This increase is primarily attributed to improved sales in the specialty products category as described below. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:



(dollars in thousands)
                                      1st Quarter              1st Quarter
                                         1999                     1998
                                 ____________________     ____________________
                                  Sales           %        Sales           %
                                 ________       _____     ________       _____
Food Products:
______________
 TCBY(registered) frozen product
  sales for distribution to TCBY
  (registered) locations         $  8,311        46%      $  8,387        50%
 Sales of specialty products        6,584        36%         4,549        27%
                                 ________       ____      ________       ____
                                   14,895        82%        12,936        77%

Equipment:
__________
 Sales by the Company's
  equipment distributor             2,978        16%         3,408        20%

Other                                 403         2%           385         3%
                                 ________       ____      ________       ____
Total Sales                      $ 18,276       100%      $ 16,729       100%
                                 ========       ====      ========       ====



Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to AmeriServe Food Distribution, Inc. (formerly ProSource Distribution Services) and other foodservice distributors, which distribute frozen yogurt, ice cream, and other products to TCBY(registered) stores and non-traditional locations, and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of TCBY(registered) frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers.

Wholesale sales of frozen yogurt and ice cream products decreased one percent during the first quarter of 1999 as compared to the first quarter of 1998. The decrease is attributed primarily to a reduction in the number of domestic traditional TCBY(registered) stores in operation. This decrease was partially offset by increased purchases by TCBY non-traditional locations. The Company continues to develop additional TCBY(registered) non-traditional locations with over 350 TCBY(registered) locations under agreement for development as of February 28, 1999. Most of

                                            Sequential Page 10



the TCBY(registered) locations under development will be co-branded locations with other food operations.

The following table sets forth location activity for the first quarter of 1999 and 1998 for TCBY(registered) and Juice Works(registered) locations:



                                                                     NON-
                             FRANCHISED     COMPANY    INTERNATIONAL   TRADITIONAL     TOTAL
                               STORES       STORES       LOCATIONS      LOCATIONS    LOCATIONS
                             1999   1998  1999  1998    1999   1998    1999   1998   1999  1998
                            ____________________________________________________________________
For the first quarter:
  Locations open at
   beginning of period      1,031  1,110    2     2     216     229   1,711  1,467  2,960 2,808
  Opened                        8      5    -     -       6       4      77     78     91    87
  Closed                      (38)   (20)   -     -      (3)     (3)    (38)   (17)   (79)  (40)
                            ____________________________________________________________________
  Locations open at
   end of period            1,001  1,095    2     2     219     230   1,750  1,528  2,972 2,855
                            ====================================================================




During the first quarter of 1999, significantly more TCBY(registered) non-traditional locations than traditional locations opened. While the Company has placed and continues to place equal emphasis upon both traditional and non-traditional locations, the Company has experienced more non-traditional development. The Company believes this trend will continue during the remainder of 1999. The non-traditional locations include sites at airports, travel plazas, colleges, hospitals, theme parks, stadiums, and locations in conjunction with petroleum stores and other food concepts (co-branded locations). The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval; new development may also be slowed when existing franchisees express their concerns regarding new TCBY(registered) locations; and the desire of the Company to maintain good relationships with all franchisees in the markets under consideration results in occasional delays in development while those concerns are addressed. The majority of the 77 non-traditional openings in the first quarter of 1999 were TCBY(registered) co-branded locations. During the first quarter of 1999, 38 non-traditional locations were closed. These locations generally purchased low volumes of product from the Company. These closings are not expected to have a material impact on frozen yogurt sales. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate.

During the first quarter of 1999, a total of 38 TCBY(registered) franchised stores were closed by franchisees. Each store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability, and store operations, among other things. Of the 38 locations closed, 22 operated for a portion of the first quarter of 1999, with the remainder having originally closed for relocation in prior

                                            Sequential Page 11


years. Therefore, some stores shown as closed did not make any contribution to sales during the quarters presented. Included in the franchised store information are 80 and 117 TCBY(registered) stores closed for relocation or for the season at February 28, 1999 and March 1, 1998, respectively. The Company is intensifying its focus on the traditional locations and pursuing measures to improve the performance of these stores. The Company's efforts include working with franchisees to relocate marginal stores or pursue co-branding to provide additional daypart sales. The benefits experienced by other brands adding TCBY(registered) products to their operations could be realized in TCBY(registered) stores by adding these brands to
TCBY(registered) locations. In addition, the Company is working with a nationally known marketing firm to evaluate and pursue neighborhood store marketing approaches for this year. The number of store visits by Company associates or representatives will increase to evaluate the operational standards of the stores. All of these efforts are occurring to improve our customers' experience in the stores. The above measures are being evaluated on a continual basis and may change if the Company deems appropriate. These efforts will require management time and financial resources during 1999. In addition, barriers may be encountered in
implementing  the  above   strategies,  including  lack   of
availability of co-branded partners due to existing locations, size of TCBY(registered) store, lease restrictions, financial capability and willingness of existing franchisees, and limitations of corporate resources. Even with the successful implementation of these programs, store sales may decline and store closings may continue.

Sales of specialty products increased 45 percent during the first quarter of 1999 compared to the first quarter of 1998. This increase is attributed primarily to increased sales of private label products. The Company continues to pursue private label opportunities at its manufacturing facility in Dallas. The Company has capacity available for additional manufacturing opportunities and the current capacity can be expanded with reasonable capital investments should they be warranted.

Sales in the Company's equipment segment include sales from the distribution of equipment to the foodservice industry. Sales in the equipment segment decreased 13 percent during the first quarter of 1999 over the same period in the prior year due to fewer sales of soft serve machines to franchisees opening non-traditional TCBY locations.

As a percent of sales, cost of sales for the first quarter of 1999 and 1998 for the Company and its two primary segments are presented below:


                                          1999        1998
     ______________________________________________________
     Food Products Segment                 74%         66%
     Equipment Segment                     74%         79%
     Company Total                         72%         68%



The increased cost of sales percentages in the first quarter of 1999 is primarily due to lower gross margins for the food products segment, as described below, which were partially

                                            Sequential Page 12



offset by improved gross margins for the equipment segment which resulted from the product mix of equipment sold during the quarter.

The increase in the food products segment cost of sales percentage is due to a number of factors including sales of specialty products, which generally have a higher cost of sales percentage than the other food segment categories, being a larger component of the food products segment sales in the first quarter of 1999 compared to the same period in the prior year. (See earlier discussion related to sales increases.) In addition, dairy prices, which are a significant portion of the segment's cost of sales, increased during the first quarter of 1999 to record high levels. Dairy costs include the value assigned to milk solids and milk fats which are two of the components of milk utilized in most products manufactured and sold by the segment. The cost of these two components are currently tied to the federal milk orders system. This market fluctuates based on supply and demand with prices being variable from month to month. The price paid for milk is based on the Basic Formula Price (BFP) plus any applicable surcharge (based on the use of the milk). Of the price paid for milk, the Butter Fat Differential (BFD) is the market value assigned to milk fats (used in butter, cheese, ice cream, etc.), with the remainder of the milk price being assigned to milk solids. During the first quarter, the BFP reached historic levels, while the BFD decreased from levels experienced in late 1998. This resulted in greater cost for milk solids. The segment's core yogurt products utilize high levels of milk solids, resulting in the higher cost of sales noted above.

The Company did not change its pricing on TCBY products during the first quarter and absorbed the higher cost of raw materials for the TCBY locations during the quarter. This resulted in approximately $530,000 additional cost of sales. The Company's inventory at the end of the quarter included product produced with higher dairy cost, which will be absorbed in the second quarter. The Company has historically minimized pricing adjustments to TCBY(registered) franchisees based on short-term changes in pricing of dairy components, however, due to the record levels of costs incurred the Company did implement a dairy surcharge effective March 15. This surcharge was delayed to lessen the impact to franchisees during the low point of their business seasonality. The surcharge is expected to expire in the third quarter. The surcharge is expected to offset the increases in dairy costs, however, further increases in cost or material changes in product mix may change this outcome. During the quarter the Company purchased BFP milk futures to reduce its price risk on a portion of its products that will be sold to TCBY(registered) franchisees during the remainder of 1999. These contracts were purchased at prices comparable to dairy cost levels experienced in prior years. While the contracts protect the Company on the hedged portion of its milk purchases against increases in milk prices, it will also prevent realization of the benefits of any future decreases in cost of dairy if this should occur. The Company was not significantly impacted by dairy prices for products produced for private label customers as these higher costs were passed on to the customers.

                                            Sequential Page 13

On March 31, 1999 the U.S. Department of Agriculture (USDA) released the Federal Milk Marketing Order Reform. The reform will expand the classes of milk from three to four and eliminate the basic formula price (BFP). The price of each class will be determined monthly and is intended to better reflect the value of milk components (butterfat, nonfat solids, etc.). The reform is scheduled to be effective October 1, 1999 but is subject to certain approvals by producers. The Company is evaluating the reform to determine the impact, if any, on the future cost of dairy products.

Franchising revenues consist of initial franchise and license fees and royalty income. In the first quarter of 1999, initial franchise and license fees and royalty income increased four percent from the same period in 1998. This increase in franchise and license fees results primarily from increased initial international franchise fees. The increase in royalty income is primarily attributable to more non-traditional locations.

Operating expenses increased slightly in the first quarter of 1999 compared to the same period in 1998. As a percentage of combined sales and franchising revenues, operating expenses were 34 percent and 36 percent for the first quarter of 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. However, the Company generally experiences a decrease in cash and cash equivalents in the first quarter as a result of the seasonality of its business. The Company's cash and short-term investments decreased approximately $10.3 million during the first quarter of 1999. This decrease resulted primarily from (i) purchases of treasury stock, (ii) an increase in trade accounts receivable and inventory due to normal seasonal increases along with expansion in the private label products, (iii) a cash dividend of five cents per share or $1.1 million paid in January 1999, (iv) principal payments of debt, and (v) payment of an incentive allowance. The incentive allowance related to the signing of a seven-year agreement with a large customer that distributes large quantities of frozen dessert products. The agreement contains minimum annual volumes and any shortfalls in the volumes results in payments to the Company including the unamortized portion of the incentive allowance which was determined on a per unit basis. The incentive allowance was recorded in Other Assets and will be amortized as products are sold to the customer. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

In December, 1997, the Board of Directors of the Company authorized the repurchase of two million shares of its outstanding stock. As of February 28, 1999, 552,883 shares have been purchased under this authorization. During first

                                            Sequential Page 14



quarter of 1999, the Company has purchased 100,000 shares of common stock at a cost of $646,929. All repurchases have been funded with cash flows from operations. Future repurchases may be funded with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:


                                  February 28,  November 29,
                                      1999          1998
___________________________________________________________
Current Ratio                      3.4 to 1.0    3.9 to 1.0
Working Capital (in millions)        $30.2         $34.8
Long-Term Debt to Equity Ratio     .03 to 1.0    .04 to 1.0
Tangible Net Worth (in millions)     $70.8         $71.9



On March 19, 1999, the Company's Board of Directors declared a five cents per share dividend payable on April 12, 1999 to the stockholders of record on March 30, 1999. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.

Any forward-looking statements contained herein are based on certain assumptions regarding the U.S. and foreign economic conditions, no significant disruptions of business due to the Year 2000 issue, competition, costs of raw materials, unit openings and closings, sales volumes per unit, other manufacturing opportunities, no changes in governmental regulation of the food industry or dairy industry, and no material event which would impact the reputation of the Company's manufacturing facility or the Company's ability to utilize that facility. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

The Company is substantially complete in its assessment of the Year 2000 impact on systems being utilized within the Company. The Company's primary hardware platform is Year 2000 compliant. The Company has completed a review of its inventory of personal computers (PC's) and will either remediate or replace those PC's found not to be compliant. Additionally, a review of automated equipment other than computer systems has been performed to ascertain if remediation of any of this equipment is necessary. While the Company is continuing its detailed assessment of its automated equipment, the Company has not identified any

                                            Sequential Page 15

problems thus far that would have a material impact upon its operations.

The Company's primary manufacturing and accounting software is sourced from an external vendor and has been independently certified as being Year 2000 compliant. The Company has performed testing that supports this certification. Software developed internally along with other purchased software has been reviewed for compliance and is in the process of being remediated where necessary. This remediation effort is expected to be complete in the second quarter of 1999. The Company currently estimates the cost to remediate both its Year 2000 hardware and software issues to be approximately $250,000.

The Year 2000 issues may have an impact on certain of the Company's material business partners, potentially causing disruptions in the supply of raw materials, services and/or the ability of customers to take delivery of products which could in turn have a material effect upon the Company's results of operation. The degree of this effect is uncertain. The Company has developed a structured methodology for evaluating the Year 2000 readiness of these business partners and expects this process to be completed during the second quarter of 1999. Contingency plans, where possible, will be developed for those business partners deemed to be at an unacceptable level of risk. A contingency plan for the failure of the Company's overall Year 2000 remediation plan has not been completed at this time.

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

                                            Sequential Page 16

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and changes in commodity prices.

The primary commodities purchased by the Company are dairy products. See earlier discussion for information regarding the market for dairy products. As part of its risk management strategy, the Company began purchasing exchange traded milk future contracts during the first quarter of 1999 to manage its exposure to changes in milk prices. The milk future contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Such contracts are designated as hedges of the Company's projected purchases, are short-term in nature to correspond to the projection period, and are effective in hedging the Company's exposure to changes in milk prices during the cycle. The Company has hedged approximately 75% of its projected milk purchases for the remainder of 1999 for TCBY(registered) branded products. The Company has not purchased milk future contracts for private label products.

Milk future contracts are marked to market with unrealized gains and losses deferred and recognized in earnings when the contracts close as an adjustment to cost of goods sold (the deferral accounting method). The Company does not expect to close any contracts prior to the execution of the underling purchase transactions, nor have any of the underlying purchase transactions failed to occur.

This  market   risk  discussion   contains   forward-looking
statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

                                            Sequential Page 17


                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no changes from previously reported litigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27(a)         Article 5, Financial Data Schedule for the First
              Quarter 1999 Form 10-Q

99(a)         Press release, dated March 16, 1999, "TCBY
              Reports Operating Results for First Quarter"

99(b)         Press release, dated March 19, 1999, "TCBY
              Declares Cash Dividend"

          b) The Company did not file any Reports on Form 8-K during the quarter ended February 28, 1999.



                                            Sequential Page 18

                            SIGNATURES
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  04/12/99                 /s/ Frank D. Hickingbotham
                                __________________________
                                  Frank D. Hickingbotham,
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  04/12/99                    /s/ Gene Whisenhunt
                                 __________________________
                                   Gene Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer



                                            Sequential Page 19