Form 10-Q
period 1999-05-30
TCBY ENTERPRISES INC
filed 1999-07-12
CIK 740693

PAGE 1



        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 30, 1999
                               _____________
                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from   ______________   to
_____________


Commission file number  1-10046
                     ______________

            TCBY ENTERPRISES, INC.
______________________________________________________
(Exact name or registrant as specified in its charter)


Delaware                                 71-0552115
________________________________________________________
(State of other jurisdiction of      (I.R.S. Employer
 incorporation or organization)     Identification No.)


425 West Capitol Avenue   Little Rock, Arkansas   72201
_________________________________________________________
(Address of principal executive offices)       (Zip Code)


                           (501) 688-8229
____________________________________________________
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes _X_   No ___


On June 30, 1999 there were 22,914,925 shares of the registrant's common stock outstanding.


                             Sequential Page No. 1


                      TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION
                                                                 Page
                                                                 ____
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          May 30, 1999 and November 29, 1998                       3

          Consolidated Statements of Operations
          Quarter ended and six months ended
          May 30, 1999 and May 31, 1998                            5

          Consolidated Statements of Cash Flows
          Six months ended May 30, 1999 and May
          31, 1998                                                 6

          Notes to Consolidated Financial Statements
          May 30, 1999                                             7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                             18

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                       19

Item 4.   Submission of Matters to a Vote of
          Security Holders                                        19

Item 6.   Exhibits and Reports on Form 8-K                        19


SIGNATURES                                                        20


                             Sequential Page No. 2


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                May 30,         November 29,
                                                 1999               1998
                                            ________________________________

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $  9,685,546       $ 16,924,143
 Short-term investments                        2,318,610          2,967,135
 Receivables:
  Trade accounts                              15,098,696         10,078,733
  Notes                                        1,610,100          1,695,429
  Allowance for doubtful accounts
   and impaired notes                           (513,193)          (439,223)
                                            _____________      _____________
                                              16,195,603         11,334,939

 Refundable income taxes                            -               156,951
 Deferred income taxes                           863,207          1,204,197
 Inventories                                  15,018,345         12,554,875
 Prepaid expenses and other assets             2,265,749          1,540,971
 Assets held for sale                            150,000            150,000
                                            _____________      _____________

    TOTAL CURRENT ASSETS                      46,497,060         46,833,211

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          2,534,307          2,534,307
 Buildings                                    23,258,182         22,763,194
 Furniture, vehicles, and equipment           46,948,170         46,637,567
 Leasehold improvements                        3,611,957          3,603,219
 Construction in progress                        264,321               -
 Allowance for depreciation                  (41,494,443)       (39,546,174)
                                            _____________      _____________

    NET PROPERTY, PLANT, AND EQUIPMENT        35,122,494         35,992,113

OTHER ASSETS:
 Notes receivable, less current portion
  (less allowance for doubtful notes of
  $7,807,233 in 1999 and $8,029,658
  in 1998)                                     4,112,088          4,525,970
 Intangibles (less amortization of
  $1,952,555 in 1999 and $2,226,511
  in 1998)                                     4,149,861          4,250,684
 Other                                         5,194,457          2,850,906
                                            _____________      _____________

    TOTAL OTHER ASSETS                        13,456,406         11,627,560
                                            _____________      _____________

    TOTAL ASSETS                            $ 95,075,960       $ 94,452,884
                                            =============      =============


See notes to consolidated financial statements.


                             Sequential Page No. 3


 TCBY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                May 30,         November 29,
                                                 1999               1998
                                            ________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $  4,334,381       $  2,130,430
 Accrued expenses                              4,293,255          6,682,371
 Income taxes payable                          1,175,079               -
 Current portion of long-term debt             3,171,448          3,171,448
                                            _____________      _____________

    TOTAL CURRENT LIABILITIES                 12,974,163         11,984,249

LONG-TERM DEBT, less current portion           1,357,954          2,952,634

DEFERRED INCOME TAXES                          3,308,447          3,319,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share;
  authorized 2,000,000 shares                       -                  -
 Common stock, par value $.10 per share;
  authorized 50,000,000 shares;
  issued - 1999 - 27,847,646;
  1998 - 27,759,021                            2,784,765          2,775,902
 Additional paid-in capital                   30,564,409         30,098,602
 Retained earnings                            76,238,399         74,751,431
                                            _____________      _____________
                                             109,587,573        107,625,935

 Less treasury stock, at cost (4,951,471
  shares in 1999 and 4,839,952 in 1998)      (32,152,177)       (31,429,781)
                                            _____________      _____________

    TOTAL STOCKHOLDERS' EQUITY                77,435,396         76,196,154
                                            _____________      _____________

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $ 95,075,960       $ 94,452,884
                                            =============      =============


See notes to consolidated financial statements.


                             Sequential Page No. 4



TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Quarter Ended                     Six Months Ended
                            May 30,          May 31,            May 30,         May 31,
                             1999             1998               1999            1998
                         ________________________________________________________________
Sales                    $27,711,655      $27,083,951       $ 45,987,939    $ 43,812,652
Cost of sales             18,944,183       18,139,008         32,193,074      29,431,523
                         ____________     ____________      _____________   _____________
  GROSS PROFIT             8,767,472        8,944,943         13,794,865      14,381,129

Franchising revenues:
 Initial franchise and
  license fees               593,375          675,875          1,451,956       1,360,855
 Royalty income            2,703,519        3,137,764          4,574,657       4,932,608
                         ____________     ____________      _____________   _____________
                           3,296,894        3,813,639          6,026,613       6,293,463
                         ____________     ____________      _____________   _____________

                          12,064,366       12,758,582         19,821,478      20,674,592

 Selling, general, and
  administrative
  expenses                 7,392,029        7,619,643         14,442,368      14,623,444
                         ____________     ____________      _____________   _____________

  INCOME FROM
   OPERATIONS              4,672,337        5,138,939          5,379,110       6,051,148

Other income (expense):
 Interest expense            (77,405)        (141,699)          (182,815)       (305,315)
 Interest income             181,427          263,233            432,167         617,767
 Other income                109,219           66,128            177,980         103,907
                         ____________     ____________      _____________   _____________
                             213,241          187,662            427,332         416,359
                         ____________     ____________      _____________   _____________
  INCOME BEFORE
   INCOME TAXES            4,885,578        5,326,601          5,806,442       6,467,507

Income tax expense         1,709,955        1,799,633          2,032,256       2,198,951
                         ____________     ____________      _____________   _____________

  NET INCOME             $ 3,175,623      $ 3,526,968       $  3,774,186    $  4,268,556
                         ============     ============      =============   =============

Earnings per share:
  Basic                  $      0.14      $      0.15       $       0.17    $       0.18
                         ============     ============      =============   =============
  Diluted                $      0.14      $      0.15       $       0.16    $       0.18
                         ============     ============      =============   =============

Weighted Average Shares
  Outstanding:
  Basic                   22,845,227       23,270,022         22,871,881      23,369,225
                        ============     ============      =============   =============
  Diluted                 23,228,083       24,158,257         23,278,222      24,161,460
                        ============     ============      =============   =============
Cash Dividends Paid Per
  Share                  $      0.05      $      0.05       $       0.10    $       0.10
                         ============     ============      =============   =============


See notes to consolidated financial statements.


                             Sequential Page no. 5


TCBY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Six Months Ended
                                                   May 30,           May 31,
                                                    1999              1998
                                               _______________________________
OPERATING ACTIVITIES
 Net income                                    $  3,774,186       $  4,268,556
 Adjustments to reconcile net income to net
   cash used in operating activities:
  Depreciation                                    1,999,808          2,121,816
  Amortization of intangibles                       126,091            130,615
  Provision for doubtful accounts and
   impaired notes                                    43,106             31,998
  Deferred income taxes (benefits)                  329,590           (171,437)
  Tax benefit from stock options                       -               760,000
  Loss on sales of property and equipment              -                 2,579
  Changes in operating assets and liabilities:
   Receivables                                   (4,993,832)        (6,154,006)
   Inventories                                   (2,463,470)        (5,124,607)
   Prepaid expenses                                (724,778)          (166,866)
   Intangibles and other assets                  (2,418,794)           607,651
   Accounts payable and accrued expenses           (185,165)         1,926,463
   Income taxes                                   1,332,030            282,969
                                               _____________      _____________
    NET CASH USED IN OPERATING ACTIVITIES        (3,181,228)        (1,484,269)

INVESTING ACTIVITIES
 Purchases of property, plant, and equipment     (1,127,090)        (1,041,715)
 Proceeds from sales of property and equipment       46,876             59,411
 Origination of notes receivable                   (106,166)          (206,256)
 Principal collected on notes receivable            610,110            886,609
 Purchases of short-term investments               (665,433)          (274,741)
 Proceeds from maturity of short-term
  investments                                     1,313,958            337,014
                                               _____________      _____________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                           72,255           (239,678)

FINANCING ACTIVITIES
 Proceeds from sale of common stock                 474,670          3,244,831
 Dividends paid                                  (2,287,218)        (2,349,886)
 Purchases of treasury stock                       (722,396)        (8,675,444)
 Principal payments of long-term debt            (1,594,680)        (1,669,288)
                                               _____________      _____________
    NET CASH USED IN FINANCING ACTIVITIES        (4,129,624)        (9,449,787)
                                               _____________      _____________

    DECREASE IN CASH AND
      CASH EQUIVALENTS                           (7,238,597)       (11,173,734)

Cash and cash equivalents at beginning
 of period                                       16,924,143         19,693,693
                                               _____________      _____________
    CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                $  9,685,546       $  8,519,959
                                               =============      =============


See notes to consolidated financial statements.



                             Sequential Page No. 6


TCBY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 30, 1999

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended May 30, 1999 are not necessarily indicative of the results that may be expected for the year ended November 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 29, 1998.

NOTE B -- NEW PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarters and six months ended May 30, 1999 and May 31, 1998 was equal to net income as reported.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 2000 and requires that all derivatives be recognized on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portions of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.


                             Sequential Page No. 7


 NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                        Quarter Ended                Six Months Ended
                                    May 30,         May 31,         May 30,        May 31,
                                     1999            1998            1999           1998
                                 ___________     ___________     ___________    ___________
Numerator:

  Net Income                     $ 3,175,623     $ 3,526,968     $ 3,774,186    $ 4,268,556
                                 ===========     ===========     ===========    ===========
Denominator:

  Denominator for basic earnings
  per share -- weighted-average
  shares                          22,845,227      23,270,022      22,871,881     23,369,225

  Potential dilutive effect of
  employee stock options             382,856         888,235         406,341        792,235
                                 ___________     ___________     ___________    ___________
  Denominator for diluted earnings
  per share -- weighted-average
  shares and assumed conversions  23,228,083      24,158,257      23,278,222     24,161,460
                                 ===========     ===========     ===========    ===========

  Basic earnings per share             $0.14           $0.15           $0.17          $0.18
                                 ===========     ===========     ===========    ===========

  Diluted earnings per share           $0.14           $0.15           $0.16          $0.18
                                 ===========     ===========     ===========    ===========
  Anti-dilutive employee stock
  options excluded                   439,550          68,181         439,550         64,321
                                 ===========     ===========     ===========    ===========




NOTE D -- INVENTORIES


                                     May 30,      November 29,
                                      1999            1998
                                  _____________   _____________
Manufacturing materials and
  supplies                        $  6,715,960    $  5,088,456

Finished yogurt and other
  food products                      5,991,619       4,526,777

Equipment and other products         2,310,766       2,939,642

                                  _____________   _____________
                                  $ 15,018,345    $ 12,554,875
                                  =============   =============



                             Sequential Page No. 8


NOTE E -- ACCRUED EXPENSES

Accrued expenses consist of the following:


                                     May 30,      November 29,
                                      1999            1998
                                  ____________    ____________
Rent                              $   562,772     $   602,272

Compensation                        1,571,563       2,234,893

Other                               2,158,920       3,845,206
                                  ____________    ____________

                                  $ 4,293,255     $ 6,682,371
                                  ============    ============




NOTE F -- CONTINGENCIES

There is no material litigation pending against the Company. A small number of legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings and that discussed above cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.



                             Sequential Page No. 9



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's sales for the second quarter and first six months of 1999 increased two percent and five percent, respectively, over the same periods in 1998. This increase results from improved sales of specialty products as described below, which offset decreases of product and equipment sales to TCBY(registered) locations. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:



(dollars in thousands)
                                   Quarter Ended                     Six Months Ended
                        May 30, 1999        May 31, 1998      May 30, 1999       May 31, 1998
                      ________________    ________________   _______________    _______________
                       Sales       %       Sales       %      Sales      %       Sales      %
                      _______    ____     _______    ____    _______   ____     _______   _____
Food Products:
 TCBY(registered)
  Frozen Product
  sales for
  distribution to
  TCBY(registered)
  locations           $13,987     50%     $14,421     53%    $22,298    48%     $22,808    52%
 Sales of specialty
  products              9,483     34%       7,599     28%     16,067    35%      12,148    28%
                      _______    ____     _______    ____    _______   ____     _______   ____
                       23,470     84%      22,020     81%     38,365    83%      34,956    80%

Equipment:
 Sales by the
  Company's equip-
  ment distributor      3,811     14%       4,659     17%      6,789    15%       8,067    18%

Other                     431      2%         405      2%        834     2%         790     2%
                      _______    ____     _______    ____    _______   ____     _______   ____
Total Sales           $27,712    100%     $27,084    100%    $45,988   100%     $43,813   100%
                      =======    ====     =======    ====    =======   ====     =======   ====



Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to AmeriServe Food Distribution Inc. (formerly ProSource Distribution Services) and other foodservice distributors, which distribute frozen yogurt, ice cream, and other products to TCBY(registered) stores and non-traditional locations, and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of TCBY(registered) frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers.

Wholesale sales of frozen yogurt and ice cream products to TCBY(registered) locations decreased three percent and two percent during the second quarter and first six months of 1999, due to a reduction in the number of domestic traditional TCBY(registered) stores and a decline in yogurt purchases by existing TCBY(registered) locations. These decreases were partially offset by purchases of frozen


                            Sequential Page No. 10


products by new TCBY(registered) non-traditional locations. The Company continues to develop additional TCBY(registered) non-traditional locations with approximately 300 TCBY(registered) locations under agreement for development as of May 30, 1999. Most of the TCBY(registered) locations under development will be co-branded locations with petroleum or other food operations. The Company continues its effort to improve sales in existing units. These efforts include working with a nationally known marketing firm to develop and implement neighborhood store marketing programs for franchisees willing to participate. Many of these plans were executed beginning in May. In addition, television, radio and billboard promotions began in certain markets in late May and will run through July. These efforts have resulted in improved sales trends in some of those markets, but overall sales remain lower than the prior year. The Company also continues its focus on the operational standards of the TCBY(registered) locations through increased store visits by Company associates or representatives. The Company is working with a limited number of franchisees who desire to relocate marginal stores or pursue co-branding to provide additional daypart sales. These efforts are intended to improve our customers' experience in the stores and ultimately sales volume in the TCBY(registered) locations. These measures are being evaluated on a continual basis and may change if the Company determines they are not working or are inappropriate. In addition, barriers may be encountered in implementing some of the above strategies, including financial capability and willingness of existing franchisees to participate, lack of availability of co-branded partners due to existing encroachment problems within their chains, size of TCBY(registered) store, lease restrictions, and limitations of corporate resources. Even with the successful implementation of these programs, store sales may decline and store closings may continue.

The following table sets forth TCBY and Juice Works location activity for the second quarter and first six months of 1999 and 1998.



                                                                       NON-
                            FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL      TOTAL
                              STORES       STORES      LOCATIONS     LOCATIONS     LOCATIONS
                            1999   1998  1999  1998   1999   1998   1999   1998   1999   1998
                           ___________________________________________________________________
For the second quarter:
 Locations open at
  beginning of period      1,001  1,095     2     2    219    230  1,750  1,528  2,972  2,855
 Opened                       10     15     -     -     13      9     90     98    113    122
 Closed                      (25)   (19)    -     -     (2)   (22)   (23)   (21)   (50)   (62)
 Locations transferred         -      -     -     -      -      -      -      -      -      -
                           ___________________________________________________________________
 Locations open at
  end of period              986  1,091     2     2    230    217  1,817  1,605  3,035  2,915
                           ===================================================================

                              Sequential Page No. 11


                                                                       NON-
                            FRANCHISED    COMPANY    INTERNATIONAL  TRADITIONAL      TOTAL
                              STORES       STORES      LOCATIONS     LOCATIONS     LOCATIONS
                            1999   1998  1999  1998   1999   1998   1999   1998   1999   1998
                           ___________________________________________________________________
 For the first six months:
 Locations open at
  beginning of period      1,031  1,110     2     2    216    229  1,711  1,467  2,960  2,808
 Opened                       18     20     -     -     19     13    167    176    204    209
 Closed                      (63)   (39)    -     -     (5)   (25)   (61)   (38)  (129)  (102)
 Locations transferred         -      -     -     -      -      -      -      -      -      -
                           ___________________________________________________________________
 Locations open at
  end of period              986  1,091     2     2    230    217  1,817  1,605  3,035  2,915
                           ===================================================================




During the first six months of 1999, significantly more TCBY(registered) non-traditional locations than traditional locations opened. The Company believes this trend will continue during the remainder of 1999. The non-traditional locations include sites at airports, travel plazas, colleges, hospitals, theme parks, stadiums and locations in conjunction with petroleum stores and other food concepts
(co-branded locations). The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval; new development may also be slowed when existing TCBY(registered) franchisees express their concerns regarding new TCBY(registered) locations; and the desire of the Company to maintain good relationships with all TCBY(registered) franchisees in the markets under consideration results in occasional delays in development while those concerns are addressed. The majority of the 167 non-traditional openings in the first six months of 1999 were TCBY(registered) co-branded locations. During the first six months of 1999, 61 non-traditional locations were closed. Most of these locations generally purchased low volumes of yogurt from the Company. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the customer to operate. Additional units may be closed that do not meet the quality standards established by the Company.

During the first six months of 1999, a total of 63 TCBY(registered) franchised stores were permanently closed by franchisees. Each store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability and store operations, among other things. Of the locations closed, 34 operated for a portion of the first six months of 1999, with the remainder having originally closed for relocation in prior years. Therefore, some stores shown as closed did not make any contribution to sales during the periods presented. Included in the franchised store information are 57 and 91 TCBY(registered) stores closed for relocation or for the season at May 30, 1999 and May 31, 1998, respectively.


                             Sequential Page No. 12


Sales of specialty products increased 25 percent and 32 percent during the second quarter and first six months of 1999, respectively, as compared to the same periods in 1998. These increases are attributed primarily to increased sales of private label products. The Company continues to pursue private label opportunities to utilize the available capacity at its manufacturing facility in Dallas. The Company has capacity available for additional manufacturing opportunities and the current capacity can be expanded with reasonable capital investments and staffing increases should they be warranted.

Sales in the Company's equipment segment include sales from the distribution of equipment to the foodservice industry. Sales in the equipment segment decreased 18 percent and 16 percent during the second quarter and first six months of 1999, respectively, compared to the same periods in 1998. The decreased sales are due to operators of new non-traditional TCBY(registered) locations electing in some cases to purchase equipment from other sources.

As a percent of sales, cost of sales for the second quarter and first six months of 1999 and 1998 for the Company and its two primary segments are presented below:



                           Second Quarter    First Six Months
                           ______________    ________________
                            1999    1998       1999    1998
 ____________________________________________________________
 Food Products Segment       68%     66%        70%     66%
 Equipment Segment           78%     75%        76%     77%
 Company Total               68%     67%        70%     67%



The increase in the food products segment cost of sales percentage is due to a number of factors including sales of specialty products, which generally have a higher cost of sales percentage than the other food segment categories, being a larger component of the food products segment sales in the second quarter and first six months of 1999 compared to the same periods in the prior year. (See earlier discussion related to sales increases.) In addition, dairy prices, which are a significant portion of the segment's cost of sales, increased during the first four months of 1999 to record high levels before declining to levels traditionally experienced in past years. Dairy costs include the value assigned to milk solids and milk fats which are two of the components of milk utilized in most products manufactured and sold by the segment. The cost of these two components are currently tied to the federal milk orders system. This market fluctuates based on supply and demand with prices being variable from month to month. The price paid for milk is based on the Basic Formula Price
(BFP) plus any applicable surcharge (based on the use of the milk). Of the price paid for milk, the Butter Fat Differential (BFD) is the market value assigned to milk fats (used in butter, cheese, ice cream, etc.), with the remainder of the milk price being assigned to milk solids. During the first four months of 1999, the BFP reached historic levels before falling, while the BFD decreased during the first six months of 1999 from levels experienced in late 1998. This resulted in greater cost for milk solids. The segment's core yogurt products utilize high


                             Sequential Page No. 13

levels of milk solids, resulting in the higher cost of sales noted above.

The Company has historically minimized pricing adjustments to TCBY(registered) franchisees based on short-term changes in pricing of dairy components, however, due to the record levels of costs incurred the Company did implement a dairy surcharge effective March 15 as noted above. This surcharge was delayed to lessen the impact to franchisees during the low point of their business seasonality. The Company plans to discontinue the surcharge during the third quarter, depending upon milk cost at that time. The surcharge is expected to offset the increases in dairy costs, however, further increases in cost or material changes in product mix may change this outcome.

Early in 1999 the Company purchased BFP milk futures to reduce its price risk on a portion of its products that will be sold to TCBY(registered) franchisees during the remainder of 1999. These contracts were purchased at prices comparable to dairy cost levels experienced in prior years. While the contracts protect the Company on the hedged portion of its milk purchases against increases in milk prices, it also prevented realization of the full benefits of decreases in cost of dairy during the second quarter. The Company was not significantly impacted by dairy prices for products produced for private label customers as these higher costs were passed on to the customers.

On March 31, 1999 the U.S. Department of Agriculture (USDA) released the Federal Milk Marketing Order Reform. The reform will expand the classes of milk from three to four and eliminate the basic formula price (BFP). The price of each class will be determined monthly and is intended to better reflect the value of milk components (butterfat, nonfat solids, etc.). The reform is scheduled to be effective October 1, 1999 but is subject to certain approvals by producers. According to USDA information, the reform would not have resulted in significant change in average milk cost to the Company over the past five years. However, greater fluctuations in milk cost may be experienced under the reform should it be implemented in the future.

Franchising revenues consist of initial franchise and license fees and royalty income. In the second quarter of 1999, initial franchise and license fees decreased 12 percent and royalty income decreased 14 percent from the same period in 1998. For the first six months of 1999, initial franchise and license fees increased seven percent while royalty income decreased seven percent from the same period in 1998. The fluctuations in initial franchise and license fees is related to the timing of international initial franchise fees. On a year-to-date basis, these fees slightly exceed the prior year, but receipts were greater in the first quarter than in the second. The Company has agreements in approximately 70 countries; therefore, initial franchise fees for international markets could decline in future years. The decreases in royalty income are due primarily to fewer traditional TCBY(registered) stores and decreased purchases by those locations.


                             Sequential Page No. 14

Operating expenses decreased three percent in the second quarter of 1999 and one percent for the first six months of 1999 compared to 1998. The decreases are due to a reduction in various corporate operating costs. As a percentage of combined sales and franchising revenues, operating expenses were 24 percent and 25 percent for the second quarter of 1999 and 1998, respectively. For the first six months of 1999 and 1998, operating expenses as a percentage of combined sales and franchising revenues were 28 percent and 29 percent, respectively.

In June 1999, the Company's former executive office building being leased to third parties was sold for cash to the
Chairman and Chief Executive Officer. The sales price approximated the Company's book value, and exceeded the current appraised value.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approxi-mately $7.9 million during the first six months of 1999. This decrease resulted primarily from (i) an increase in trade accounts receivable and inventory attributed to normal seasonal increases, (ii) cash dividends, (iii) principal payments of debt, and (iv) payment of an incentive allowance. The incentive allowance related to the signing of a seven-year agreement with a customer that distributes large quantities of frozen dessert products. The agreement contains minimum annual volumes and any shortfalls in the volumes results in payments to the Company including the unamortized portion of the incentive allowance which was determined on a per unit basis. The incentive allowance was recorded in Other Assets and will be amortized as products are sold to the customer. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

In December, 1997, the Board of Directors of the Company authorized the repurchase of two million shares of its outstanding stock. As of May 30, 1999, 564,402 shares have been purchased under this authorization. During the first


                             Sequential Page No. 15

six months of 1999, the Company has purchased 111,519 shares of common stock at a cost of $722,396. All repurchases have been funded with cash flows from operations. Future repurchases may be funded with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:


                                     May 30,      November 29,
                                      1999            1998
                                 ______________   _____________
Current Ratio                      3.6 to 1.0      3.9 to 1.0
Working Capital (in millions)        $33.5           $34.8
Long-Term Debt to Equity Ratio     .02 to 1.0      .04 to 1.0
Tangible Net Worth (in millions)     $73.3           $71.9


On June 10, 1999, the Company's Board of Directors declared a five cents per share dividend payable on July 6, 1999 to the stockholders of record on June 22, 1999. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.

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

The Company's primary hardware platform is Year 2000 compliant. The Company has completed a review of its inventory of personal computers (PC's) and has remediated or replaced those PC's found not to be compliant. Additionally, a review of automated equipment other than computer systems has been performed. Remediation of this equipment is substantially complete.

The Company's primary manufacturing and accounting software is sourced from an external vendor and has been independently certified as being Year 2000 compliant. The Company has performed testing that supports this certification. Software developed internally along with other purchased software has been reviewed for compliance and is in the process of being remediated where necessary. This remediation effort is substantially complete with final testing to be completed during the third quarter of 1999. The Company currently estimates the cost to remediate both its Year 2000 hardware and software issues to be approximately $250,000.

The Year 2000 issues may have an impact on certain of the Company's material business partners, potentially causing disruptions in the supply of raw materials, services and/or the ability of customers to take delivery of products which could in turn have a material effect upon the Company's


                             Sequential Page No. 16


results of operation. The degree of this effect is uncertain. The Company has developed a structured methodology for evaluating the Year 2000 readiness of its material business partners and expects this process to be completed during the third quarter of 1999. Most of these business partners indicate they are taking steps they deem appropriate to address the Year 2000 issue; however, they will provide no assurances in regard to the global impact of the Year 2000. In terms of a contingency plan, the Company, where practical, has identified alternative sources of raw materials, packaging, and other manufacturing supplies should the Company's primary vendors experience business interruptions as a result of the Year 2000 issue. The Company has no assurance the alternate vendors can meet the supply needs on a timely basis. The Company will allow reasonable inventory levels to provide for short-term disruptions in the supply chain.

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



                             Sequential Page No. 17



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




                            Sequential Page No. 18



                    PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no changes from previously reported litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

a)   The Annual Meeting  of Shareholders was held April  13,
1999.

c) A total of 22,079,441 shares were present or represented at the meeting. The first matter voted upon was the uncontested election of directors. Abstentions and withheld votes constituted the difference between the total shares voted for each director and the total shares represented in person or by proxy. All individuals nominated to be directors of the Corporation were elected by more than 95 percent of shares present or represented.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
27(a)         Article 5, Financial Data Schedule for the Second
              Quarter 1999 Form 10-Q

99(a)         Press release, dated April 28, 1999, "TCBY
              Announces Agreement for Development in Taiwan"

99(b)         Press release, dated June 10, 1999, "TCBY Reports
              Operating Results for First Half of 1999; Cash
              Dividend Declared"

          b) The Company did not file any reports on Form 8-K during the three periods ended May 30, 1999.




                             Sequential Page No. 19



                             SIGNATURES
                             __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCBY ENTERPRISES, INC.




Date:  07/12/99                /s/ Frank D. Hickingbotham
                                ___________________________
                                   Frank D. Hickingbotham,
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  07/12/99                /s/ Gene H. Whisenhunt
                                ___________________________
                                   Gene H. Whisenhunt,
                                   Executive Vice President
                                   Chief Financial Officer






                            Sequential Page No. 20