Form 10-Q
period 1999-08-29
TCBY ENTERPRISES INC
filed 1999-10-12
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 1999

OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Yes X   No __

On September 30, 1999 there were 22,887,174 shares of the registrant's common stock outstanding.

Sequential Page No. 1

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	August 29, 1999 and November 29, 1998	3

	Consolidated Statements of Operations
	Quarter ended and nine months ended
	August 29, 1999 and August 30, 1998	5

	Consolidated Statements of Cash Flows
	Nine months ended August 29, 1999 and
	August 30, 1998	6

	Notes to Consolidated Financial Statements
	August 29, 1999	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

Sequential Page No. 2

PART 1

FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 29, 1999	November 29, 1998
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,212,229	$16,924,143
Short-term investments	4,121,535	2,967,135
Receivables:
Trade accounts	15,306,165	10,078,733
Notes	1,602,367	1,695,429
Allowance for doubtful accounts
and impaired notes	(480,773)	(439,223)
	16,427,759	11,334,939

Refundable income taxes	-	156,951
Deferred income taxes	692,712	1,204,197
Inventories	13,719,166	12,554,875
Prepaid expenses and other assets	1,424,231	1,540,971
Assets held for sale	150,000	150,000

TOTAL CURRENT ASSETS	50,747,632	46,833,211

PROPERTY, PLANT, AND EQUIPMENT:
Land	2,154,307	2,534,307
Buildings	19,925,338	22,763,194
Furniture, vehicles, and equipment	47,552,162	46,637,567
Leasehold improvements	3,312,134	3,603,219
Construction in progress	363,036	-
Allowance for depreciation	(40,333,781)	(39,546,174)

NET PROPERTY, PLANT, AND EQUIPMENT	32,973,196	35,992,113

OTHER ASSETS:
Notes receivable, less current portion (less allowance
for doubtful and impaired notes of $7,731,586 in
1999and $8,029,658 in 1998)	3,952,713	4,525,970
Intangibles (less amortization of $2,013,150 in 1999
and $2,226,511 in 1998)	4,104,683	4,250,684
Other	3,593,496	2,850,906

TOTAL OTHER ASSETS	11,650,892	11,627,560

TOTAL ASSETS	$95,371,720	$94,452,884

See notes to consolidated financial statements.

Sequential Page No. 3

TCBY ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 29, 1999	November 29, 1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,654,904	$2,130,430
Accrued expenses	5,068,471	6,682,371
Income taxes payable	539,885	-
Current portion of long-term debt	2,471,268	3,171,448

TOTAL CURRENT LIABILITIES	11,734,528	11,984,249

LONG-TERM DEBT, less current portion	1,265,272	2,952,634

DEFERRED INCOME TAXES	3,302,747	3,319,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share;
authorized 2,000,000 shares	-	-
Common stock, par value $.10 per share;
authorized 50,000,000 shares; issued -
1999 - 27,908,646; 1998 - 27,759,021	2,790,865	2,775,902
Additional paid-in capital	30,824,676	30,098,602
Retained earnings	77,989,487	74,751,431

	111,605,028	107,625,935

Less treasury stock, at cost (5,012,472 shares
in 1999 and 4,839,952 shares in 1998)	(32,535,855)	(31,429,781)

TOTAL STOCKHOLDERS' EQUITY	79,069,173	76,196,154

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$95,371,720	$94,452,884

See notes to consolidated financial statements.

Sequential Page No. 4

TCBY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended		Nine Months Ended
	August 29, 1999	August 30, 1998	August 29, 1999	August 30, 1998
Sales	$30,019,442	$28,791,737	$76,007,381	$72,604,389
Cost of Sales	21,569,040	18,765,675	53,762,114	48,197,198
GROSS PROFIT	8,450,402	10,026,062	22,245,267	24,407,191

Franchising revenues:
Initial franchise and license fees	414,375	490,986	1,866,331	1,851,841
Royalty income	3,182,511	3,585,705	7,757,168	8,518,313
	3,596,886	4,076,691	9,623,499	10,370,154
	12,047,288	14,102,753	31,868,766	34,777,345
Selling, general, and
administrative expenses	7,763,940	7,797,861	22,206,308	22,421,305

INCOME FROM
OPERATIONS	4,283,348	6,304,892	9,662,458	12,356,040

Other income (expense):
Interest expense	(78,287)	(128,220)	(261,102)	(433,535)
Interest income	229,872	254,254	662,039	872,021
Other income	20,292	2,169,178	198,272	2,273,085
	171,877	2,295,212	599,209	2,711,571
INCOME BEFORE
INCOME TAXES	4,455,225	8,600,104	10,261,667	15,067,611

Income tax expense	1,559,328	2,924,037	3,591,584	5,122,988

NET INCOME	$2,895,897	$5,676,067	$6,670,083	$9,944,623

Earnings per share:
Basic	$0.13	$0.25	$0.29	$0.43
Diluted	$0.13	$0.24	$0.29	$0.41

Weighted Average Shares
Outstanding:
Basic	22,896,175	23,130,874	22,879,979	23,289,571
Diluted	23,114,942	23,872,098	23,223,795	24,064,802

Cash Dividends Paid Per Share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

Sequential Page No. 5

TCBY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	August 29, 1999	August 30, 1998
OPERATING ACTIVITIES
Net income	$6,670,083	$9,944,623
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	2,973,197	3,102,444
Amortization of intangibles	186,686	196,214
Provision for doubtful accounts and impaired notes	85,170	49,497
Deferred income taxes	494,385	(372,083)
Tax benefit from stock options	-	760,000
Loss (gain) on sales of property and equipment	55,687	(2,140,740)
Changes in operating assets and liabilities:
Receivables	(5,274,622)	(5,514,077)
Inventories	(1,164,291)	(2,706,487)
Prepaid expenses	116,740	142,292
Intangibles and other assets	(858,512)	(277,050)
Accounts payable and accrued expenses	(89,426)	(56,263)
Income taxes	696,836	1,891,907
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,891,933	5,020,277

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,726,905)	(1,546,343)
Proceeds from sales of property and equipment	1,792,176	4,826,288
Origination of notes receivable	(204,092)	(436,204)
Principal collected on notes receivable	873,980	1,220,160
Purchases of short-term investments	(3,287,671)	(1,455,648)
Proceeds from maturity of short-term investments	2,133,271	734,079
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES	(419,241)	3,342,332

FINANCING ACTIVITIES
Proceeds from sale of Common Stock options	741,037	3,357,480
Dividends paid	(3,432,027)	(3,506,316)
Treasury stock transactions	(1,106,074)	(9,551,457)
Principal payments on long-term debt	(2,387,542)	(2,552,512)
NET CASH USED IN FINANCING ACTIVITIES	(6,184,606)	(12,252,805)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,711,914)	(3,890,196)

Cash and cash equivalents at beginning of period	16,924,143	19,693,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,212,229	$15,803,497

See notes to consolidated financial statements.

Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 29, 1999

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended August 29, 1999 are not necessarily indicative of the results that may be expected for the year ended November 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 29, 1998.

NOTE B -- NEW PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter and nine months ended August 29, 1999 and August 30, 1998 was equal to net income as reported.

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

Sequential Page No. 7

NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	August 29, 1999	August 30, 1998	August 29, 1999	August 30, 1998
Numerator:
Net Income	$2,895,897	$5,676,067	$6,670,083	$9,944,623

Denominator:
Denominator for basic earnings per share -- weighted average shares	22,896,175	23,130,874	22,879,979	23,289,571

Potential dilutive effect of
employee stock options	218,767	741,224	343,816	775,231

Denominator for diluted
earnings per share -- weighted-
average shares and assumed
conversions	23,114,942	23,872,098	23,223,795	24,064,802

Basic earnings per share	$0.13	$0.25	$0.29	$0.43

Diluted earnings per share	$0.13	$0.24	$0.29	$0.41

Anti-dilutive employee stock
options excluded	1,048,485	59,771	642,528	62,804

NOTE D -- INVENTORIES

	August 29, 1999	November 29, 1998
Manufacturing materials and supplies	$6,115,483	$5,088,456

Finished yogurt and other food products	4,842,950	4,526,777

Equipment and other products	2,760,733	2,939,642

	$13,719,166	$12,554,875

Sequential Page No. 8

NOTE E -- ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 29, 1999	November 29, 1998
Rent	$541,813	$602,272

Compensation	1,911,519	2,234,893

Other	2,615,139	3,845,206

	$5,068,471	$6,682,371

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

Sequential Page No. 9

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's sales for the third quarter and first nine months of 1999 increased four percent and five percent, respectively, over the same periods in 1998. This increase results from improved sales of specialty products as described below, which offset decreases of product and equipment sales to TCBY locations. The following table sets forth sales by category within the Company's primary segments (food products and equipment) of operation:

(dollars in thousands)

	Quarter Ended				Nine Months Ended
	August 29, 1999		August 30, 1998		August 29, 1999		August 30, 1998
	Sales	%	Sales	%	Sales	%	Sales	%
Food Products:
TCBY frozen
products sales for
distribution to TCBY
locations	$13,737	46%	$15,021	52%	$36,035	47%	$37,829	52%
Sales of specialty
products	11,821	39%	9,005	32%	27,888	37%	21,152	29%
	25,558	85%	24,026	84%	63,923	84%	58,981	81%

Equipment:
Sales by the Company's
equipment distributor	4,129	14%	4,357	15%	10,918	14%	12,424	17%

Other	332	1%	409	1%	1,166	2%	1,199	2%
Total Sales	$30,019	100%	$28,792	100%	$76,007	100%	$72,604	100%

Sales from the Company's food products segment include (i) wholesale sales of frozen yogurt and ice cream products to AmeriServe Food Distribution Inc. (formerly ProSource Distribution Services) and other foodservice distributors, which distribute frozen yogurt, ice cream, and other products to TCBY stores and non-traditional locations, and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of TCBY frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers.

Wholesale sales of frozen yogurt and ice cream products to TCBY locations decreased nine percent and five percent during the third quarter and first nine months of 1999, respectively, due to a reduction in the number of domestic traditional TCBY stores and a decline in yogurt purchases by existing TCBY locations. These decreases have significantly impacted the Company's earnings compared to the prior year. The decrease in store sales will result in additional closings of existing locations, but the Company cannot reasonably estimate the number. The Company will continue its effort to improve sales in existing units. These efforts will include continued emphasis on neighborhood store marketing programs and expansion of participation by franchisees, continued focus on operational standards at TCBY locations through increased store visits by Company associates and representatives, and working with franchisees to relocate

Sequential Page No. 10

marginal stores or pursue co-branding opportunities to provide additional dayparts. In addition, the Company has worked with an international design firm to develop enhancements to the current store format. A prototype location opened late in the third quarter. All of these efforts are intended to improve our customers' experience and ultimately sales volumes in the TCBY locations. However, barriers have been encountered in implementing some of the above strategies, including financial capability and willingness of existing franchisees to participate, lack of availability of co-branded partners due to existing encroachment problems within their chains, size of TCBY stores, lease restrictions, and limitations of corporate resources. The Company is operating in a highly competitive environment where consumers have many alternatives. Therefore, the future results of any of the above strategies is unknown, and even with the successful implementation of these programs, store sales may decline and store closings may continue. The Company will continue to develop additional TCBY non-traditional locations with over 300 TCBY locations under agreement for development as of August 29, 1999. Most of the TCBY locations under development will be co-branded locations with petroleum or other food operations. The revenue from new co-branded locations may not offset the revenue lost from store closings and lower purchases by existing units in future periods.

The following table sets forth TCBY and Juice Works location activity for the third quarter and first nine months of 1999 and 1998.

					International		Non-traditional		Total
	Franchised Stores		Company Stores		Locations		Locations		Locations
	1999	1998	1999	1998	1999	1998	1999	1998	1999	1998
For the third quarter:
Locations open at
beginning of period	986	1,091	2	2	230	217	1,817	1,605	3,035	2,915
Opened	10	10	-	-	27	8	96	108	133	126
Closed	(27)	(31)	-	-	-	(8)	(42)	(38)	(69)	(77)

Locations open at end
of period	969	1,070	2	2	257	217	1,871	1,675	3,099	2,964

	Franchised Stores		Company Stores		International Locations		Non-traditional Locations		Total Locations
	1999	1998	1999	1998	1999	1998	1999	1998	1999	1998
For the first nine months:
Locations open at
beginning of period	1,031	1,110	2	2	216	229	1,711	1,467	2,960	2,808
Opened	28	30	-	-	46	21	263	284	337	335
Closed	(90)	(70)	-	-	(5)	(33)	(103)	(76)	(198)	(179)

Locations open at end
of period	969	1,070	2	2	257	217	1,871	1,675	3,099	2,964

During the first nine months of 1999, significantly more TCBY non-traditional locations than traditional locations opened. The Company believes this trend will continue during the remainder of 1999. The non-traditional locations may include sites at airports, travel plazas, colleges, hospitals, theme parks, and stadiums but more likely will include locations in conjunction with petroleum stores and other food concepts (co-branded locations). The majority of the 263 non-traditional openings in the first nine months of 1999 were TCBY co-branded locations. The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in

Sequential Page No. 11

some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval; new development may also be slowed when existing TCBY franchisees express their concerns regarding new TCBY locations; and the desire of the Company to maintain good relationships with all TCBY franchisees in the markets under consideration results in occasional delays in development while those concerns are addressed. During the first nine months of 1999, 103 non-traditional locations were closed. Most of these locations generally purchased low volumes of yogurt from the Company. However, the cumulative effect of the total closings does have a negative impact on the Company's profitability. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the franchisee to operate.

During the first nine months of 1999, a total of 90 franchised stores were permanently closed by franchisees. Each store closed is the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability and store operations, among other things. Of the locations closed, 52 operated for a portion of the first nine months of 1999, with the remainder having originally closed for relocation in prior years. Therefore, some stores shown as closed did not make any contribution to sales during the periods presented. Included in the franchised store information are 47 and 79 TCBY stores closed for relocation or for the season at August 29, 1999 and August 30, 1998, respectively. Closings of traditional stores could accelerate as the franchisees have experienced lower unit volumes during 1999.

Sales of specialty products increased 31 percent and 32 percent during the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. These increases are attributed primarily to increased sales of private label products. The Company continues to pursue private label opportunities to utilize the available capacity at its manufacturing facility in Dallas. The Company has capacity available for additional manufacturing opportunities and the current capacity can be expanded with reasonable capital investments and staffing increases should they be warranted. The time frames required to make these capital investments and staffing increases could limit the Company's growth abilities on certain product lines in the short term.

Sales in the Company's equipment segment include sales from the distribution of equipment to TCBY locations as well as regional distribution to other food operations. Sales in the equipment segment decreased five percent and 12 percent during the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. The decreased sales are due to operators of new non-traditional TCBY locations electing in some cases to purchase equipment from other sources.

As a percent of sales, cost of sales for the third quarter and first nine months of 1999 and 1998 for the Company and its two primary segments are presented below:

	Third Quarter		First Nine Months
	1999	1998	1999	1998
Food Products Segment	71%	64%	70%	65%
Equipment Segment	79%	76%	77%	77%
Company Total	72%	65%	71%	66%

Sequential Page No. 12

The increase in the food products segment cost of sales percentage is due to two primary factors. First, sales of specialty products, which generally have a higher cost of sales percentage than the other food segment categories, are a larger component of the food products segment sales in the third quarter and first nine months of 1999 compared to the same periods in the prior year. (See earlier discussion related to sales.) Secondly, higher labor expenses and start up costs associated with the production of new products at the Company's manufacturing facility during 1999 have resulted in additional overhead expenses being applied to cost of sales during the year. Although dairy costs, which are a significant portion of the segment's cost of sales, were higher than the prior year for the quarter and the first nine months of 1999, the effect of the higher costs were negated by the dairy surcharge (see discussion below) implemented by the Company during a portion of 1999 and by the structure of much of the Company's private label business which results in a pass-through of dairy ingredient costs to the customers.

On March 31, 1999 the U.S. Department of Agriculture (USDA) released the Federal Milk Marketing Order Reform. The reform will expand the classes of milk from three to four and eliminate the basic formula price (BFP). The price of each class will be determined monthly and is intended to better reflect the value of milk components (butterfat, nonfat solids, etc.). The reform was scheduled to be effective October 1, 1999. However, lawsuits were brought that challenged the new rules and a federal district judge has granted a temporary restraining order that forbid the USDA from implementing the milk order reforms on October 1. According to USDA information, the reform would not have resulted in significant change in average milk cost to the Company over the past five years. However, greater fluctuations in milk cost may be experienced under the reform should it be implemented in the future.

The Company has historically minimized pricing adjustments to TCBY franchisees based on short-term changes in pricing of dairy components, however, due to the record levels of costs incurred during the latter half of 1998 and continuing into 1999, effective March 15, the Company implemented a dairy surcharge as noted above. The surcharge was delayed to lessen the impact to franchisees during the low point of their business seasonality. The surcharge was terminated by the Company on July 31. The Company collected approximately $1 million from the additional surcharge.

Franchising revenues consist of initial franchise and license fees and royalty income. In the third quarter of 1999, initial franchise and license fees decreased 16 percent and royalty income decreased 11 percent from the same period in 1998. For the first nine months of 1999, initial franchise and license fees increased one percent while royalty income decreased nine percent from the same period in 1998. The fluctuations in initial franchise and license fees is related to the timing of franchise fees between quarters for each respective year. On a year-to-date basis, these fees slightly exceed the prior year. The decreases in royalty income are due primarily to fewer traditional TCBY stores and decreased purchases by existing TCBY locations. See previous discussion on the sales trends of TCBY locations.

Operating expenses were approximately the same in the third quarter of 1999 and decreased one percent for the first nine months of 1999 compared to 1998. The decrease for the nine month period is due to a reduction in various corporate operating costs. As a percentage of combined sales and franchising revenues, operating expenses were 23 percent and 24 percent for the third quarter of 1999 and 1998, respectively. For the first nine months of 1999 and 1998, operating

Sequential Page No. 13

expenses as a percentage of combined sales and franchising revenues were 26 percent and 27 percent, respectively.

During the third quarter of 1999, the Company's former executive office building being leased to third parties was sold for cash to the Company's Chairman and Chief Executive Officer. The sales price approximated the Company's book value, and exceeded the current appraised value.

During the third quarter of 1998, the Company's aircraft was sold to a third party which resulted in a gain of approximately $2.1 million which is included in Other Income on the Income Statement. The after-tax gain on the sale of the Company assets was approximately $1.4 million or $.06 per share (basic and diluted). The Company contemporaneously entered into an agreement whereunder an aircraft owned by the Chairman and Chief Executive Officer could be made available to the Company from time-to-time at an hourly rate consistent with the cost of operating the aircraft it divested; this hourly rate is substantially below the fair market rate which normally would be charged to the Company for use of a similar aircraft. Under the new arrangement, any use of the aircraft which is charged to the Company is reviewed by the Board of Directors of the Company on a regular basis.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approximately $1.6 million during the first nine months of 1999. This decrease resulted primarily from (i) an increase in trade accounts receivable and inventory attributed to normal seasonal increases, (ii) cash dividends, (iii) principal payments of debt, and (iv) payment of an incentive allowance. The incentive allowance related to the signing of a seven-year agreement with a customer that distributes large quantities of frozen dessert products. The agreement contains minimum annual volumes and any shortfalls in the volumes results in payments to the Company including the unamortized portion of the incentive allowance which was determined on a per unit basis. The incentive allowance was recorded in Other Assets and will be amortized as products are sold to the customer. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

In December, 1997, the Board of Directors of the Company authorized the repurchase of two million shares of its outstanding stock. As of August 29, 1999, 625,403 shares have been

Sequential Page No. 14

purchased under this authorization. During the first nine months of 1999, the Company has purchased 172,520 shares of common stock at a cost of $1,106,074. All repurchases have been funded with cash flows from operations. Future repurchases may be funded with cash flows from operations or long-term financing.

The following summarizes statistics related to the Company's financial position:

	August 29, 1999	November 29, 1998

Current Ratio	4.3 to 1.0	3.9 to 1.0
Working Capital (in millions)	39.0	34.8
Long-Term Debt to Equity Ratio	.02 to 1.0	.04 to 1.0
Tangible Net Worth (in millions)	75.0	71.9

On September 17, 1999, the Company's Board of Directors declared a five cents per share dividend payable on October 8, 1999 to the stockholders of record on September 28, 1999. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations and financing needs.

YEAR 2000

The worldwide "Year 2000 problem" has arisen due to the fact that many computer hardware and software systems along with components of certain automated equipment utilize only the last two digits of a date to refer to the year, failing to distinguish dates within the twentieth century from those of the twenty-first century.

The Company's primary hardware platform is Year 2000 compliant. The Company has completed a review of its inventory of personal computers (PC's) and has remediated or replaced those PC's found not to be compliant. Additionally, a review of automated equipment other than computer systems has been performed. Remediation of this equipment has been completed.

The Company's primary manufacturing and accounting software is sourced from an external vendor and has been independently certified as being Year 2000 compliant. The Company has performed testing that supports this certification. Software developed internally along with other purchased software has been reviewed for compliance and has been remediated where necessary. The Company's cost to remediate both its Year 2000 hardware and software was approximately $250,000. The Company will continue testing its systems throughout the fourth quarter of 1999.

The Year 2000 issues may have an impact on certain of the Company's material business partners, potentially causing disruptions in the supply of raw materials, services and/or the ability of customers to take delivery of products which could in turn have a material effect upon the Company's results of operation. The degree of this effect is uncertain. The Company has developed a structured methodology for evaluating the Year 2000 readiness of its material

Sequential Page No. 15

business partners which was completed during the third quarter of 1999. Most of these business partners indicate they are taking steps they deem appropriate to address the Year 2000 issue; however, they will provide no assurances in regard to the global impact of the Year 2000. In terms of a contingency plan, the Company, where practical, has identified alternative sources of raw materials, packaging, and other manufacturing supplies should the Company's primary vendors experience business interruptions as a result of the Year 2000 issue. The Company has no assurance the alternate vendors can meet the supply needs on a timely basis. The Company will allow reasonable inventory levels to provide for short-term disruptions in the supply chain.

The forward-looking statements contained herein with regard to the timing and overall cost estimates of the Company's efforts to address the Year 2000 problem are based upon the Company's experience thus far in this effort. Should the Company encounter unforeseen difficulties either in the continuing testing of its computerized systems, their ultimate remediation, or changes in the responses of its business partners, the actual results could vary significantly from the estimates contained in these forward-looking statements.

Sequential Page No. 16

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and changes in commodity prices.

The primary commodities purchased by the Company are dairy products. See earlier discussion for information regarding the market for dairy products. As part of its risk management strategy, the Company began purchasing exchange traded milk future contracts during the first quarter of 1999 to manage its exposure to changes in milk prices. The milk future contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Such contracts are designated as hedges of the Company's projected purchases, are short-term in nature to correspond to the projection period, and are effective in hedging the Company's exposure to changes in milk prices during the cycle. The Company hedged approximately 75% of its milk purchases for TCBY branded products during 1999. Due to the changes of the USDA's Federal Milk Marketing Order Reform, the Company has closed its hedging contracts and the Company's ability to hedge against milk prices may be limited in the short term. The Company has not purchased milk future contracts for private label products as the customers generally bear the risk of increased commodity prices.

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

Sequential Page No. 17

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no changes from previously reported litigation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits

27(a)		Article 5, Financial Data Schedule for the Third Quarter 1999 Form 10-Q

99(a)		Press release, dated September 17, 1999, "TCBY Reports Operating Results for First Nine Months of 1999"

	b)	The Company did not file any reports on Form 8-K during the three periods ended August 29, 1999.

Sequential Page No. 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               TCBY ENTERPRISES, INC.

Date: 10/11/99                                      /s/ Frank D. Hickingbotham
                                                             Frank D. Hickingbotham,
                                                             Chairman of the Board and
                                                             Chief Executive Officer

Date: 10/11/99                                      /s/ Gene H. Whisenhunt
                                                             Gene H. Whisenhunt
                                                             Executive Vice President
                                                             Chief Financial Officer

Sequential Page No. 19