Form 10-K405
period 1999-11-28
TCBY ENTERPRISES INC
filed 2000-02-25
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 1999

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 1-10046

TCBY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0552115
(State of incorporation)	I.R.S. Employer Identification No.
425 West Capitol Avenue - Suite 1200
Little Rock, Arkansas	72201
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number	(501) 688-8229
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                                       Name of each exchange which registered
Common stock, $.10 par value                                                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The aggregate market value of common stock ($.10 par value) held by non-affiliates of the Registrant (see item 12 hereof) on January 1, 2000: $45,082,755

The number of shares of the Registrant's Common Stock ($.10 par value) outstanding as of January 1, 2000: 22,896,137.

Sequential Page No. 1

Item 1. BUSINESS

The Company manufactures and sells TCBY soft serve frozen yogurt, hardpack frozen yogurt and ice cream, and novelty frozen food products through Company-owned and franchised retail stores ("TCBY stores"), non-traditional locations (e.g., airports, travel plazas, schools, hospitals, convenience stores, and locations in conjunction with petroleum stores and quick service restaurants which are referred to as "co-branded locations"), and the retail grocery trade (e.g., grocery stores and wholesale clubs). In addition, a variety of frozen packaged products and other specialty dairy food products are sold to private label customers. The Company sells equipment related to the foodservice industry and develops locations under the Juice Works brand in conjunction with the TCBY brand. Industry segment data for the Company's three business segments (manufacturing, franchising, and equipment) for the three years ended November 28, 1999 are included in Item 7 and Item 8.

The Company was incorporated under the laws of the State of Delaware on January 10, 1984 and is the successor to businesses which opened the first Company-owned TCBY store in September 1981 and first franchised TCBY stores in June 1982. Unless the context otherwise requires, the term "Company" includes TCBY Enterprises, Inc., its predecessors and its wholly owned consolidated subsidiaries. The Company's principal subsidiaries are: TCBY Systems, Inc. (which franchises and licenses domestic and international TCBY locations including Juice Works in some of these locations); operates a domestic TCBY location in Little Rock, Arkansas and sells TCBY yogurt and novelty products to the retail grocery trade; Americana Foods Limited Partnership (which manufactures yogurt and other frozen dessert products for TCBY and other private label customers); Riverport Equipment and Distribution Company, Inc. comprised of the Riverport Division (which sells and distributes restaurant equipment and supplies primarily to TCBY locations) and the AIMCO Division (which sells and distributes foodservice equipment and supplies primarily to customers outside of the TCBY systems).

On February 9, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CI Merger Co., a Delaware corporation, and Capricorn Investors III, L.P., a Delaware limited partnership ("Capricorn"), providing for, among other things, the merger of CI Merger Co. into the Company with the Company becoming a majority-owned subsidiary of Capricorn (the "Merger"). Capricorn Investors III, L.P. is a privately-held limited partnership. An affiliate of Capricorn is the principal stockholder of Mrs. Fields Holdings, Inc., which is one of the largest retailers in the premium snack-food industry, with cookies and pretzels as its major product lines. In the Merger, each share of common stock of the Company issued and outstanding prior to the effective time of the Merger (other than shares as to which dissenters' rights of appraisal are perfected) will be converted into the right to receive $6.00 in cash. Consummation of the Merger is subject to certain conditions, including the receipt of financing by Capricorn and the approval of the Merger by the stockholders of the Company. In connection with the execution of the Merger Agreement, Capricorn and Frank D. Hickingbotham, Herren C. Hickingbotham and F. Todd Hickingbotham (the "Hickingbotham Family") entered into a letter agreement whereby the Hickingbotham Family, among other things, granted to Capricorn a limited proxy to vote all shares of TCBY common stock owned by the Hickingbotham Family for approval of the Merger Agreement.

FRANCHISING SEGMENT

TCBY Locations

The Company's food products are marketed as a treat, dessert, snack or light meal item. The domestic franchised, Company-owned, international licensed stores, and non-traditional domestic locations operate

Sequential Page No. 2

under the name "TCBY," "TCBY THE COUNTRY'S BEST YOGURT," "TCBY Treats," or related tradenames (herein referred to as "TCBY locations").

On November 28, 1999 there were 2,988 TCBY locations, including 904 domestic franchised stores, one Company-owned store, 257 international licensed stores, and 1,826 non-traditional domestic locations. Information regarding TCBY and Juice Works location activity for 1999 and 1998 is included in Item 7.

The frozen yogurt and ice cream is served in a variety of ways, including cups, cones, sundaes, and shakes, and with a variety of toppings. TCBY locations also sell a changing variety of flavors of frozen yogurt, cakes and pies, and novelties from display freezer cases. The TCBY Treats concept which is optional for existing locations and generally required for new and relocated locations features TCBY soft serve frozen yogurt, but adds TCBY hand-dipped premium ice cream and Paradise Ice shaved ice. Some TCBY locations are joined with other brands (referred to as co-branding) allowing efficiencies in labor and real estate and maximizing daypart sales. Examples of co-branding concepts with TCBY locations include Subway, Wall Street Deli, Blimpie, Shell, Texaco, Exxon, Coffee Beanery, and Nathan's Famous.

TCBY Domestic Franchised Stores

TCBY domestic franchised stores ("TCBY stores") are located primarily in shopping centers, free standing locations, and shopping malls. Generally, a TCBY store occupies 800 to 1,600 square feet and accommodates both carryout and in-store business. The Company estimates that the total initial investment required for the establishment of a franchised TCBY store ranges from approximately $137,000 to $330,200 ($60,600 to $133,500 for a mini-store or store operated in conjunction with another concept), excluding real property costs. These costs vary depending upon the size and location of the store. This investment includes construction costs and leasehold improvements, equipment, furniture and signs, initial inventory and supplies, opening expenses, initial working capital, and the appropriate initial franchise fee.

Franchises for TCBY stores are usually granted for a period of ten years with an option to renew for ten years at then current terms being offered by the Company (for mini-store and other concept stores, the initial term is five years with a renewal term of five years). A franchisee pays an initial franchise fee and an ongoing royalty fee of four percent of its net revenues. In addition, a franchisee must contribute an amount not in excess of three percent of its net revenues to a separate national advertising fund ("Fund") which is used to promote TCBY products. Substantially all franchisees pay the continuing fees to the distributor for the TCBY franchise system. The distributor remits the surcharge to the Company on a weekly basis. The Fund may spend in any year an amount greater or less than the aggregate contributions of TCBY stores to the Fund in that year and the Company may make loans to the Fund bearing reasonable interest to cover any deficits of the Fund and cause the Fund to invest any surplus for future use by the Fund.

The site of a TCBY store is subject to Company approval. All food products as well as furniture, fixtures, and equipment used by a franchisee must conform to the Company's specifications and standards. The Company is the only approved supplier of frozen yogurt, ice cream, and frozen dessert products to TCBY stores. Prior to the opening of a TCBY store, a franchisee must attend a seven day training program. A franchisee is required to maintain the confidentiality of the Company's trade secrets and is prohibited from engaging in competitive activities during the term of the franchise agreement, and generally for two years thereafter. The Company has the right to terminate the franchise

Sequential Page No. 3

agreement for cause and has the option to purchase a franchisee's store upon such termination or upon expiration of the franchise agreement. The Company has the right of first refusal upon any assignment by the franchisee, as well as the right to approve an assignee.

The Company has a field inspection program to help maintain the high standards of quality and cleanliness required in TCBY stores and to assist franchisees with operational problems.

The Company has 574 domestic traditional store franchisees operating in all 50 states, of which 132 own more than one TCBY store and 17 own five or more TCBY stores. As of November 28, 1999, franchise agreements had been executed for over 20 TCBY traditional stores to be opened in the United States, some of which may open in 2000. However, some of these franchise agreements may terminate without the related stores opening.

During 1999, a total of 151 TCBY stores were closed by franchisees. Each TCBY store closed may be the result of the franchisee's evaluation of his or her financial condition, cash flow, lease expiration, profitability, store operations, or personal motives not related to the store (such as retirement or changing careers). Included in the 904 TCBY stores reported open at November 28, 1999 were 69 TCBY stores closed for relocation or the season. TCBY stores closed for relocation have been closed with the intent to relocate the store to a more suitable location subject to site approval by the Company. Some of these agreements may be terminated for failure to reopen in a timely manner. TCBY stores closed for the season are stores closed during winter or off-peak months, with the intent to reopen the store during the warmer months.

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

TCBY Non-traditional Locations

TCBY non-traditional locations include TCBY mini-stores and TCBY stores operated in conjunction with other concepts (which are referred to as co-branded stores). The principal differences from a traditional domestic TCBY store are size and initial costs. Co-branded stores have the presence of another nationally or regionally recognized chain concept operated in conjunction with the TCBY store (an example of this would be the operation of a TCBY store within a convenience store at a nationally recognized branded petroleum outlet). TCBY mini-stores operate in airports, toll road travel plazas, hospitals, office buildings, schools, sports arenas, and other foodservice outlets. Generally, these locations offer a limited menu as compared to a TCBY store and serve TCBY products through small stores, kiosks, soft serve vending carts, and counter top display units. Certain of these TCBY mini-stores operate in a "captive" location (as opposed to being open to the general public); for example, an airport location tends to serve only people that are physically at the airport for reasons other than the purchase of TCBY brand soft serve frozen yogurt and other store products. Recognizing the uniqueness of captive TCBY mini-stores, their generally high costs of occupancy, and their inherent

Sequential Page No. 4

marketing value, the Company has, in some instances, waived the requirement for participation in local or national programs, and sometimes assisted in the purchase of equipment for use at these captive TCBY mini-stores.

As of November 28, 1999 there were 1,826 TCBY non-traditional locations open and approximately 275 TCBY non-traditional locations under development. A total of 312 of these open locations are airport locations, toll road travel plazas, and other foodservice outlets, operated under a joint venture agreement with Host Marriott Services.

In 1999, significantly more TCBY non-traditional locations than traditional locations opened. While the Company has placed and continues to place equal emphasis upon both traditional and non-traditional franchising opportunities, the Company has experienced more non-traditional development in the last few years. The Company believes this trend will continue in 2000. The rate of development of non-traditional locations is partially determined by co-branding partners who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval; new development may also be slowed when existing franchisees express their concerns regarding new TCBY locations; and the desire of the Company to maintain good relationships with all franchisees in the markets under consideration results in occasional delays in development while those concerns are addressed.

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

As of November 28, 1999, there were 257 TCBY international franchised locations. These locations are generally smaller than domestic locations and produce less sales and royalties per location. Within the licensed countries there are several thousand retail points of sale for TCBY packaged products. Revenues from any single country are not expected to be material in 2000. In the aggregate, revenues from international locations in 2000 are expected to be comparable to 1999 which represented three percent of combined sales and franchising revenues.

Juice Works Stores

Juice Works TCBY stores sell fruit and vegetable juices, fresh-made fruit smoothies made with frozen yogurt, dietary supplements to add to juices and smoothies, and lowfat/nonfat baked goods. There are 96 retail outlets offering Juice Works products.

The Company began merging the operations of the Juice Works concept into the TCBY concept in 1998. TCBY franchisees are able to purchase an addendum to their franchise agreement under which they are allowed to operate a Juice Works store within the TCBY store. At this time, the Company does not sell Juice Works franchises in any form other than as an addendum to TCBY franchise agreements.

Sequential Page No. 5

The Company estimates that the total additional initial investment required to establish a Juice Works store within or in conjunction with a TCBY store will be $9,000 to $64,290 depending on the size of the Juice Works portion of the TCBY store excluding real property costs. The franchise rights granted under a Juice Works addendum to the TCBY franchise agreement will terminate when the related TCBY franchise agreement ends. Royalties and contributions to the Fund due to the Company from franchisees who have executed the Juice Works addendum to their franchise agreement will be paid and treated in an identical manner as under the TCBY franchise agreement.

The Company has entered a development agreement with Host Marriott Services Corporation. The companies will offer Juice Works in some existing and new TCBY locations in airports, toll roads, and mall food courts. As of November 28, 1999, Host Marriott had 27 retail outlets offering Juice Works products and an additional 18 were under development.

Generally, the Company is not offering financing to franchisees for the purchase of the equipment, furniture, and signage package required to open new Juice Works stores. The Company from time to time receives inquiries from unaffiliated financing companies to provide leasing or financing programs for certain equipment purchases for Juice Works locations. These programs would be available at the option of the franchisee or licensee.

MANUFACTURING SEGMENT

Manufacturing Facility

The Company's frozen dessert products sold in TCBY stores and non-traditional locations are produced at the Company's manufacturing facility in Dallas, Texas. The Company also manufactures other products such as ice cream and frozen novelties under private label and various trade names for distribution to supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers. The Company has pursued private label opportunities to utilize available capacity at its manufacturing facility. Private label sales were a major contributor to the growth in revenues during 1999. The Company continues to pursue private label opportunities at its manufacturing facility in Dallas.

Raw materials used in the production of the Company's products consist primarily of fresh milk, cream, water, and sweeteners. Each of these materials is generally available from several sources. During 1999, raw materials were available in adequate quantities to meet the Company's requirements. The Company believes that raw materials will be available from a number of suppliers to meet the Company's anticipated requirements in the future. Dairy costs include the value assigned to milk solids and milk fats which are two of the components of milk utilized in most products manufactured and sold. The cost of these two components were tied in 1999 to the federal milk orders system. This market fluctuated based on supply and demand with prices being variable from month to month. The price paid for milk was based on the Basic Formula Price (BFP) plus any applicable surcharge (based on the use of the milk). Of the price paid for milk, the Butter Fat Differential, (BFD) was the market value assigned to milk fats (used in butter, cheese, ice cream, etc.), with the remainder of the milk price being assigned to milk solids. During 1999, Dairy Farmers of America was the Company's principal supplier of dairy components.

On March 31, 1999, the U.S. Department of Agriculture (USDA) released the Federal Milk Marketing Order Reform. The reform expands the classes of milk from three to four and eliminate the basic formula price (BFP). The price of each class is determined monthly and is intended to better reflect the value of milk components (butterfat, nonfat solids, etc.). The reform became effective January 1, 2000.

Sequential Page No. 6

According to USDA information, the reform would not have resulted in significant change in average milk cost to the Company over the past five years.

The Company's yogurt manufacturing subsidiary has not experienced a significant backlog of orders in the past.

Specialty Products

The Company sells TCBY brand hardpack frozen yogurt and frozen novelties produced at the manufacturing facility for distribution to the retail grocery trade for resale primarily in grocery stores and wholesale clubs. The Company does employ a small direct sales force; however, a broker network is the primary means of sales and service to the retail grocery trade. The retail grocery trade has limited retail and warehouse shelf space and the competition for such space continues to intensify. At November 28, 1999, the Company had approximately 14 retail grocery trade customers.

EQUIPMENT SEGMENT

Riverport Equipment and Distribution Company, Inc. offers for sale a complete equipment, furniture, and signage package in order to assist both traditional and non-traditional TCBY franchisees in opening their stores in a timely manner. TCBY store packages cost a franchisee between $75,000 and $131,000 for a domestic TCBY store, or between $31,000 and $50,000 for a mini-store or store operated in conjunction with another concept. Juice Works addendum packages cost a franchisee between $3,600 and $30,889. In addition, Riverport offers for sale replacement equipment and supplies. Riverport operates at a relatively low gross profit margin and its sales are tied primarily to new store and location development.

AIMCO Equipment Company, located in Little Rock, Arkansas, is a regional distributor of equipment to the foodservice industry and serves customers primarily outside of the TCBY franchise system.

TRADEMARKS

The Company claims common law rights to its service marks "TCBY," "The Country's Best Yogurt," "TCBY The Country's Best Yogurt," "TCBY Yogurt," "All the Pleasure. None of the Guilt," and "Juice Works". The Company has sought to maximize legal protection of these marks by registering them on the Principal Register of the United States Patent and Trademark Office. Registrations for the service marks have been issued and the registrations have become incontestable in most cases.

The Company has pending, or is in the process of filing, applications for trademark registrations in a number of foreign countries. In some of these countries it may not be possible to register the name TCBY where laws do not permit the registration of acronyms. Similarly, registering offices in some jurisdictions may refuse to register the mark THE COUNTRY'S BEST YOGURT by taking the position that it is merely descriptive of the product. In a few foreign countries, unrelated third parties have filed applications for registration of TCBY and similar trademarks. Upon discovery of such filings, the Company routinely contests such applications to preserve the Company's ability to register its trademarks in those countries or to protect its existing registrations.

Sequential Page No. 7

SEASONALITY

Generally, sales of the Company's manufacturing and equipment segments have been greater in the spring, summer and fall months, and tended to be lower in the winter months. See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 for information regarding unaudited consolidated quarterly results of operations for 1999 and 1998.

COMPETITION

While the Company is one of the world's largest franchisors and licensors of stores serving primarily soft serve frozen yogurt, TCBY stores do compete with numerous other frozen yogurt stores, including stores affiliated with smaller yogurt chains and with ice cream parlors, especially those that serve premium ice cream. TCBY locations compete with restaurant chains and other foodservice locations, including snack food or dessert item restaurants. Frozen yogurt may also be offered in supermarkets, grocery stores, and wherever convenience food operations are conducted. Any addition of expanded menu items currently being tested would further expand the amount and intensity of competition with the Company's products. Competition continues to increase in the area of airports, theme parks, sports stadiums, etc., as some of the chains and other frozen yogurt manufacturers market their products in these non-traditional locations. Some of these competitors have greater success on individual contract bids, have greater financial resources, more outlets, or are better known than the franchises of the Company who operate these locations.

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

EMPLOYEES

As of November 28, 1999 and November 29, 1998, the Company employed approximately 400 full-time and 40 part-time associates who were engaged primarily in the manufacture, sale, and distribution of frozen yogurt products and foodservice equipment as well as management of the Company. None of the Company's employees are covered by collective bargaining agreements.

RESEARCH AND DEVELOPMENT

Research and development costs were not material in the last three years.

Sequential Page No. 8

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

Each TCBY and Juice Works location is subject to licensing and regulation by the health, sanitation, safety, fire, and other applicable departments of the state or municipality where it is located, as well as the federal government in the areas of health and labeling. The Company's frozen dessert production is also subject to similar licensing and regulation by federal, state, and municipal authorities at its facility in Dallas, Texas, and in the states to which it ships its products. Difficulties or failures in meeting regulatory standards could result in delays or cancellations in the opening of new locations and could adversely affect the production of yogurt and other frozen dessert products.

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

During 1999, the Company's former executive office building which was leased to third parties, was sold for cash to the Company's Chairman and Chief Executive Officer. The sales price of $1,734,500 approximated the Company's book value, and exceeded the appraised value. The former executive office building, which contains approximately 30,000 rentable square feet of space, in Little Rock, was included in the industry segment titled "all other".

Americana Foods Limited Partnership's yogurt manufacturing facility in Dallas, Texas occupies approximately 216,000 square feet. The facility produces TCBY frozen yogurt mix and other frozen dessert products and is classified in the industry segment titled "manufacturing". The majority of the Company's capacity for hardpack and novelty products may be utilized during peak periods in producing products for TCBY locations and private label customers during 2000. The Company is currently utilizing under 60 percent of its overall capacity and is actively pursuing new customers for its TCBY products and other products to utilize the capacity available at the facility.

All of the Company-owned and licensed locations are operated from premises which are leased. See Note 7 of Notes to Consolidated Financial Statements included in Item 8 for information regarding store rental obligations.

Riverport equipment distribution operations are in a building which contains approximately 37,000 square feet of warehouse space and 3,000 square feet of office space. The existing facility handles the distribution of equipment packages for new TCBY stores and reorders of equipment and supplies from

Sequential Page No. 9

TCBY locations. AIMCO is located in buildings which contained approximately 54,400 square feet of warehouse and service space and 5,600 square feet of office space. These buildings are classified in the industry segment titled "equipment".

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

Item 3. LEGAL PROCEEDINGS

As of  November 28, 1999, there were no material proceedings to which the Company was a party reportable pursuant to the requirements of Form 10-K except as set forth below.

On February 15, 2000, the Company was served with papers purporting to initiate two class actions in Pulaski County, Arkansas, seeking to enjoin the pending merger agreement with CI Merger Co. and Capricorn Investors III, L.P., which was announced February 10, 2000. The litigation is styled David A. Marshall vs. TCBY Enterprises, Inc., and its directors, 6th Division, Chancery Court, IJ2000707, and Alan Braus vs. TCBY Enterprises, Inc., and its directors, 5th Division, Chancery Court, IJ2000705. The Company and its directors believe the litigation is without merit and will vigorously defend their rights.

Other than those listed above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of 1999.

Sequential Page No. 10

PART II

Item 5. MARKET FOR TCBY ENTERPRISES, INC. COMMON STOCK AND

RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TBY". As of January 31, 2000, there were 4,249 stockholders of record. The following table sets forth, for the periods indicated, the high and low composite sales prices.

1999	High	Low
First Quarter	$7 5/8	$5 15/16
Second Quarter	7 1/4	6
Third Quarter	6 9/16	5
Fourth Quarter	5 1/8	3 9/16

1998	High	Low
First Quarter	$9 7/16	$6
Second Quarter	10 1/8	8 1/2
Third Quarter	9 7/8	5 7/8
Fourth Quarter	7 3/4	5 5/16

Item 6. SELECTED FINANCIAL DATA

TEN YEAR SUMMARY OF SELECTED FINANCIAL DATA

($000, Except Per Share Amounts)

	1999	1998	1997	1996	1995
Sales	$96,994	$93,865	$90,578	$82,964	$109,808
Franchising revenues	12,223	13,114	13,754	12,840	11,762
Net income (loss)	7,244	10,196	8,879	6,548	(21,373)
Total assets	91,145	94,453	99,264	102,468	111,625
Long-term debt	994	2,953	6,298	9,469	12,641
Per share:
Earnings, Basic	$.32	$.44	$.37	$.26	$(.83)
Earnings, Diluted	.31	.43	.36	.26	(.83)
Cash dividends	.20	.20	.20	.20	.20
Total stockholders'
equity	3.43	3.32	3.28	3.22	3.20
	Sequential Page No. 11

	1994	1993	1992	1991	1990
Sales	$140,445	$109,525	$107,633	$116,679	$134,832
Franchising revenues	12,026	510,952	11,063	12,231	16,475
Net income	7,552	6,409	5,073	8,017	19,950
Total assets	142,280	128,691	131,925	134,806	141,537
Long-term debt	15,910	11,487	14,799	17,330	19,696
Per share:
Earnings, Basic	$.30	$.25	$.20	$.31	$.75
Earnings, Diluted	.29	.25	.20	.31	.75
Cash dividends	.20	.20	.20	.35	.18
Total stockholders'
equity	4.23	4.13	4.09	4.10	4.15

NOTE: The 1995 results included pre-tax charges of $27.6 million, or $.72 per share net of taxes, due to the adoption of new accounting standards, and an additional $1.4 million dollars, or $.04 per share net of taxes, resulting from a restructuring of the Company during the fourth quarter of 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company's revenue is derived from three primary segments which include franchising, manufacturing, and equipment. The franchising segment sells TCBY and Juice Works franchise agreements, both in the United States and internationally, and performs the operational support after the opening of these locations. The manufacturing segment produces products for the TCBY franchise system and third parties. The equipment segment has two divisions, one that provides equipment needed for the opening and ongoing operations of a TCBY location, and secondly, a regional foodservice equipment company. Sales in the manufacturing segment increased six percent during 1999 due to increased sales of specialty products. The Company experienced decreases in product and equipment sales to, and royalties from, TCBY locations. The following table sets forth sales and franchising revenue by category within the Company's originating segments. Certain sales pass through the Company's Foreign Sales Corporation before title passes to the ultimate customer.

(dollars in thousands)

	1999		1998		1997
	Sales	%	Sales	%	Sales	%
Manufacturing:
TCBY frozen
products sales for
distribution to TCBY
locations	$44,726	46%	$46,934	50%	$47,851	53%
Sales of specialty
products	36,138	37	29,284	31	25,103	28
	80,864	83	76,218	81	72,954	81

Equipment:
Sales by the Company's
equipment distributor	14,626	15	16,062	17	14,624	16
Sales of manufactured specialty
vehicles	-	-	,p align="right">-	-	1,228	1
	14,626	15	16,062	17	15,852	17

Other	,p align="right">1,454	2	1,585	2	1,772	2
Total Sales	$96,944	100%	$93,865	100	$90,578	100%

		Sequential Page No. 12

	1999		1998		1997
	Revenues	%	Revenues	%	Revenues	%
Franchising:
Initial franchise and license fees	$2,272	19%	$2,286	17%	$3,348	24%
Royalty income	9,951	81	10,828	83	10,406	76

Total Franchising Revenues	$12,223	100%	$13,114	100%	$13,754	100%

Sales from the Company's manufacturing segment include (i) wholesale sales of frozen yogurt and ice cream products to AmeriServe Food Distribution Inc. (which distributes approximately 90 percent of the frozen products sold to TCBY locations in the United States) and other foodservice distributors, and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of TCBY frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers.

A significant source of revenue for the manufacturing segment is the wholesale sales of frozen yogurt and ice cream products for distribution to TCBY locations, which decreased five percent during 1999 due to a reduction in the number of domestic traditional TCBY stores and a decline in yogurt purchases by existing TCBY locations. The decrease in store sales may result in additional closings of existing locations, but the Company cannot reasonably estimate the number. The Company is continuing its effort to improve sales in existing units. These efforts include continued emphasis on new product introductions, marketing emphasis toward children, neighborhood store marketing programs and expansion of participation by franchisees, continued focus on operational standards at TCBY locations through increased store visits by Company associates and representatives, and working with franchisees to relocate marginal stores or pursue co-branding opportunities to provide additional dayparts. In addition, the Company has worked with an international design firm to develop enhancements to the current store format. A prototype location opened late in the third quarter of 1999, and the unit has experienced improved sales results. Enhancements to the current store format will be further evaluated during 2000. All of these efforts are intended to improve our customers' experience and ultimately sales volumes in the TCBY locations. However, barriers have been encountered in implementing some of the above strategies, including financial capability and willingness of existing franchisees to participate, lack of availability of co-branded partners due to existing encroachment problems within their chains, size of TCBY stores, lease restrictions, and limitations of corporate resources. The Company is operating in a highly competitive environment where consumers have many alternatives. Therefore, the future results of any of the above strategies is unknown, and even with the successful implementation of these programs, store sales may decline and store closings may continue. The Company will continue to develop additional TCBY locations as approximately 300 TCBY locations are under agreement for development as of November 28, 1999; most of those will be co-branded locations with petroleum or other quick service restaurants. The revenue from new co-branded locations may not offset the revenue lost from store closings and lower purchases by existing units in future periods.

Sequential Page No. 13

The following table sets forth TCBY and Juice Works location activity for 1999 and 1998:

		Company		Non-
	Franchised	Owned	International	Traditional	Total
	Stores	Stores	Locations	Locations	Locations
Locations Open at
December 1, 1997	1,110	2	229	1,467	2,808
Opened	30	-	22	347	399
Closed	(109)	-	(35)	(103)	(247)
Locations Open at
November 29, 1998	1,031	2	216	1,711	2,960
Opened	28	-	62	318	408
Closed	(152)	-	(21)	(187)	(360)
Locations Open at
November 28, 1999	907	2	257	1,842	3,008

During 1999, significantly more TCBY non-traditional locations than traditional locations opened. The Company believes this trend will continue in 2000. The non-traditional locations include sites at airports, travel plazas, colleges, hospitals, theme parks, stadiums, and also include locations in conjunction with petroleum stores and quick service restaurants, which are referred to as co-branded locations as they share space within concepts such as Subway, Exxon, etc. The majority of the 318 non-traditional openings in 1999 were TCBY co-branded locations. Of the 1,842 non-traditional locations open at November 28, 1999, approximately 975 are co-branded locations. The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval. New development may also be slowed when existing TCBY franchisees express their concerns regarding new TCBY locations; and the desire of the Company to maintain good relationships with all TCBY franchisees in the markets under consideration results in occasional delays in development while those concerns are addressed. During 1999, 187 non-traditional locations were closed. Most of these locations generally purchased low volumes of yogurt from the Company. However, the cumulative effect of the total closings did have a negative impact on the Company's profitability. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the franchisee to operate. Included in the non-traditional location information are 25 locations closed for relocation or the season at November 28, 1999.

During 1999, a total of 152 franchised stores were permanently closed by franchisees. Each store closed may be the result of the franchisee's evaluation of his or her financial condition, cash flow, lease expiration, profitability, store operations, or personal motives not related to the store (such as retirement or changing careers). Of the locations closed, 111 operated for a portion of 1999, with the remainder having originally closed for relocation in a prior year. Therefore, some stores shown as closed did not make any contribution to sales during the periods presented. Included in the franchised store information are 69 and 87 TCBY stores closed for relocation or for the season at November 28, 1999 and November 29, 1998, respectively. Closings of traditional stores could accelerate as the franchisees have experienced lower unit volumes during 1999. The closings were one of the primary factors in the reduction of royalties during 1999.

Average store sales (the average of sales by domestic traditional stores open the entire year) for Company-owned and franchised TCBY stores decreased to $202,000 in 1999 from $208,000 in 1998.

Sequential Page No. 14

The Company's distribution to most TCBY locations has occurred through AmeriServe Food Distribution, Inc. ("AmeriServe"). This distribution system has been in place since 1986, although ownership changes have occurred at the distribution company. In recent months, AmeriServe has reported financial problems due to commitments to build a new distribution center network and its computer system implementation. At November 28, 1999, AmeriServe owed the Company $3.4 million for these purchases from the Company's manufacturing facility. AmeriServe repeatedly assured the Company that this debt would be paid. However, on January 31, 2000, AmeriServe filed for Chapter 11 bankruptcy protection. At the time of filing, AmeriServe owed the Company's manufacturing facility approximately $2.8 million. AmeriServe has stated that it intends to carry on its operations and continue to honor its commitments to customers. However, certain AmeriServe distribution centers are being closed and the Company could experience some disruptions in distribution which would impact sales and earnings during 2000. The Company has completed a distribution agreement with Multi Unit Solutions to service TCBY locations and anticipates the change to be complete during the second quarter of 2000.

Sales of specialty products within the manufacturing segment increased 23 percent during 1999. This increase is attributed primarily to increased sales of private label products. The Company continues to pursue private label opportunities to utilize the available capacity at its manufacturing facility in Dallas. The Company has capacity available on certain lines for additional manufacturing opportunities and the current capacity can be expanded with capital investments and staffing increases should they be warranted. The time frames required to make these capital investments and staffing increases could limit the Company's growth abilities on certain product lines in the near term.

Sales in the Company's equipment segment include (i) sales from the distribution of equipment to TCBY locations as well as regional distribution to other food operations, and (ii) 1997 sales of manufactured mobile kitchens and other specialty vehicles primarily to businesses and governments. Sales in the equipment segment decreased nine percent in 1999. The decreased sales are due to operators of new non-traditional TCBY locations electing in some cases to purchase equipment from other sources.

As a percent of sales, cost of sales for 1999 and 1998 for the Company and its manufacturing and equipment segments are presented below:

	1999	1998
Manufacturing Segment	73%	67%
Equipment Segment	77%	77%
Company Total	73%	68%

The increase in the manufacturing segment cost of sales percentage is due to two primary factors. First, sales of specialty products, which generally have a higher cost of sales percentage than sales of TCBY products, were a larger component of the manufacturing segment sales in 1999. (See earlier discussion related to sales.) Secondly, higher labor expenses and start up costs associated with the production of new products at the Company's manufacturing facility during 1999 resulted in additional overhead expenses being applied to cost of sales during the year. Although dairy costs, which are a significant portion of the segment's cost of sales, were higher in 1999 than the prior year, the effect of the higher costs were negated by the dairy surcharge (see discussion below) implemented by the Company during a portion of 1999 and by the structure of much of the Company's private label business which results in a pass-through of dairy ingredient costs to the customers.

Sequential Page No. 15

On March 31, 1999, the U.S. Department of Agriculture (USDA) released the Federal Milk Marketing Order Reform. The reform expands the classes of milk from three to four and eliminates the basic formula price (BFP). The price of each class is determined monthly and is intended to better reflect the value of milk components (butterfat, nonfat solids, etc.). The reform became effective January 1, 2000. According to USDA information, the reform would not have resulted in a significant change in average milk cost to the Company over the past five years.

The Company has historically minimized pricing adjustments to TCBY franchisees based on short-term changes in pricing of dairy components; however, due to the record levels of costs incurred during the latter half of 1998 and continuing into 1999, effective March 15, 1999, the Company implemented a dairy surcharge. The surcharge was delayed to lessen the impact to franchisees during the low point of their business seasonality. The surcharge was collected by the Company through July 31, 1999. The Company collected approximately $1 million from the additional surcharge.

Revenues in the franchising segment consist of initial franchise and license fees and royalty income. For 1999, initial franchise and license fees decreased one percent and royalty income decreased eight percent. The decrease in royalty income is due primarily to fewer traditional TCBY stores and decreased purchases by existing TCBY locations. See previous discussion on the sales trends of TCBY locations.

Total international revenues represented approximately three percent of the Company's sales and franchising revenues in 1999 and 1998.

Operating expenses decreased six percent during 1999. The decrease is due to a reduction in various corporate operating costs. For 1999 and 1998, operating expenses as a percentage of combined sales and franchising revenues were 26 percent and 28 percent, respectively.

During the third quarter of 1999, the Company's former executive office building being leased to third parties was sold for cash to the Company's Chairman and Chief Executive Officer. The sales price approximated the Company's book value, and exceeded the current appraised value.

During the third quarter of 1998, the Company's aircraft was sold to a third party which resulted in a gain of approximately $2.1 million which is included in Other Income on the Consolidated Statements of Income. The after-tax gain on the sale of the Company assets was approximately $1.4 million or $.06 per share (basic and diluted). The Company contemporaneously entered into an agreement whereunder an aircraft owned by the Chairman and Chief Executive Officer could be made available to the Company from time-to-time at an hourly rate consistent with the cost of operating the aircraft (including hangar occupancy costs) it divested; this hourly rate is substantially below the fair market rate which normally would be charged to the Company for use of a similar aircraft. Under the new arrangement, any use of the aircraft which is charged to the Company is reviewed by the Board of Directors of the Company on a regular basis. The total paid to the Chairman and Chief Executive Officer for use of his plane in 1999 and 1998 was $108,000 and $99,000, respectively.

Interest expense decreased approximately $241,000 in 1999 due to reductions in outstanding debt.

Income tax expense as a percentage of pre-tax income was 34 percent in 1999 and 1998. Assuming no significant change in federal and state tax laws, the Company expects its future tax rate to approximate 34

Sequential Page No. 16

to 35 percent. Deferred tax assets of $2.5 million are expected to be realized through the offset of existing taxable temporary differences.

1998 Compared to 1997

The Company's total sales for 1998 increased four percent over 1997. The 1997 sales included several items that impact the comparison to current revenues, including: sales of approximately $2.5 million to a private label customer on a one-time basis and sales of approximately $1.2 million from Carlin Manufacturing, Inc. ("Carlin"), a TCBY subsidiary which was sold in July 1997.

Wholesale sales of frozen yogurt and ice cream products decreased two percent during 1998 compared to 1997. The decrease was attributed primarily to a reduction in the number of domestic traditional TCBY stores in operation and, to a lesser extent, decreased sales to international franchisees due to economic challenges primarily in Asia. These decreases were partially offset by increased purchases by TCBY non-traditional locations.

During 1998, significantly more TCBY non-traditional locations than traditional locations opened. While the Company placed equal emphasis upon both traditional and non-traditional locations, the Company experienced more non-traditional development in the last few years. The majority of the 347 non-traditional openings in 1998 were co-branded. Of the 1,711 non-traditional locations open at year-end, approximately 800 were co-branded locations. Co-branding made the Company's products available to more customers as we opened locations with many national or regional brands including Subway, Exxon, Texaco, Wall Street Deli, Blimpie, Shell, and others. During 1998, 103 non-traditional locations closed. These locations generally purchased low volumes of yogurt from the Company.

During 1998, a total of 109 franchised stores were closed by franchisees. Each store closed was the result of the franchisee's evaluation of its financial condition, cash flow, lease expiration, profitability, and store operations, among other things. Of the locations closed, 77 operated for a portion of 1998, with the remainder having originally closed for relocation in a prior year. Included in the franchised store information were 87 and 111 TCBY stores closed for relocation or for the season at November 29, 1998 and November 30, 1997, respectively.

Average store sales for Company-owned and franchised TCBY stores increased to $208,000 in 1998 from $207,000 in 1997. This increase was due to the closing of lower volume stores as stores open at year-end experienced a slight decline in unit volume during 1998.

Sales of specialty products increased 17 percent during 1998 as compared to 1997. The increase was attributed primarily to increased sales of private label products even after consideration of $2.5 million of sales in 1997 to a private label customer on a one-time basis.

The increased sales at the Company's equipment distributor for 1998 were due to the opening of non-traditional TCBY locations, some of which purchased a portion of their original equipment packages from the Company. This increase was partially offset by the sale of the Company's equipment manufacturer, Carlin, in July 1997. The Company had sales from Carlin of $1.2 million during 1997. In the Carlin transaction, the real estate and certain finished goods inventory were retained by the Company. The real estate was leased to the purchaser (formerly the president of Carlin under the Company's ownership) with the ultimate intent to sell the property.

Sequential Page No. 17

As a percent of sales, cost of sales for 1998 and 1997 for the Company and its manufacturing and equipment segments are presented below:

	1998	1997
Manufacturing Segment	67%	65%
Equipment Segment	77%	78%
Company Total	68%	67%

The increased cost of sales percentages in 1998 was primarily due to lower gross margins for the manufacturing segment, which were partially offset by improved gross margins for the equipment segment as a result of the sale of Carlin in July 1997 which had low gross profit margins.

The increase in the manufacturing segment cost of sales percentage was due to a number of factors including sales of specialty products, which generally have a higher cost of sales percentage than the other manufacturing category, being a larger component of the manufacturing segment sales in 1998 compared to the prior year. (See earlier discussion related to sales increases.) In addition, dairy costs, which were a significant portion of the segment's cost of sales, increased during 1998 compared to 1997. Dairy costs included the value assigned to milk solids and milk fats which were two of the components of milk utilized in most products manufactured and sold by the segment. The cost of these two components were tied to the federal milk orders system. This market fluctuated based on supply and demand with prices being variable from month to month. The price paid for milk was based on the Basic Formula Price (BFP) plus any applicable surcharge (based on the use of the milk). Of the price paid for milk, the Butter Fat Differential (BFD) was the market value assigned to milk fats (used in butter, cheese, ice cream, etc.), with the remainder of the milk price being assigned to milk solids. The prices for BFP and BFD exceeded historical levels during 1998.

Although dairy prices increased during 1998 over the same period in the prior year, the manufacturing segment did not bear the full impact of the increases due to the product mix manufactured and sold within the segment in 1998. Because the BFD prices increased more than the prices for BFP, the cost for milk solids remained comparable to the prior year until the fourth quarter when the BFD declined rapidly. The segment's core yogurt products did not utilize high levels of milk fat, which tempered the impact of higher BFP and BFD prices until the decrease of BFD in the fourth quarter. The Company did not change its pricing on TCBY products during 1998 and absorbed the higher cost of products for the TCBY locations. This resulted in additional cost of sales of approximately $750,000 compared to 1997. The Company was not significantly impacted by dairy prices for products produced for private label customers as these higher costs were passed on to the customer.

Franchising revenues consist of initial franchise and license fees and royalty income. For 1998, initial franchise and license fees decreased 32 percent while royalty income increased four percent from 1997. The decrease in franchise and license fees resulted from fewer initial international franchise fees. This was due in part to the economic challenges in certain international markets, but also due to a record level of fees experienced in 1997. The increase in royalty income was primarily attributable to more non-traditional locations. The increase was partially offset by fewer traditional TCBY stores and decreased purchases by international franchisees.

Total international revenues represented approximately three percent of the Company's sales and franchising revenues in 1998 compared to five percent in 1997.

Sequential Page No. 18

Operating expenses decreased two percent in 1998 compared to 1997. The decrease was due to the sale of Carlin in July 1997, and reductions in other corporate operating costs. For 1998 and 1997, operating expenses as a percentage of combined sales and franchising revenues were 28 percent and 30 percent, respectively, Included in operating expenses for 1998 was the settlement of a claim by a customer for whom Americana Foods produces private label products, who alleged damages due to production defects. Immediate and voluntary recalls of limited quantities of products were undertaken in 1997. The Company, after negotiations with the customer and the Company's liability insurance carrier, has, with the participation of the liability insurance carrier, settled all claims. The relevant settlement agreement contained a confidentiality clause; however, the amount paid by the Company to obtain settlement exceeded prior accruals by approximately one million dollars. While the Company believed it had meritorious defenses to and disagreed with the customer's claim, settlement was agreed to by the Company in order to avoid the uncertainty of outcome, cost of litigation, and disruption to the Company.

During the third quarter of 1998, the Company's aircraft was sold to a third party resulting in a gain of approximately $2.1 million which was included in Other Income on the Consolidated Statement of Income. The after-tax gain on the sale of the Company assets was approximately $1.4 million or $.06 per share (basic and diluted). The Company contemporaneously entered into an agreement whereunder an aircraft owned by the Chairman and Chief Executive Officer could be made available to the Company from time-to-time at an hourly rate consistent with the cost of operating the aircraft it divested; this hourly rate was substantially below the fair market rate which normally would be charged to the Company for use of a similar aircraft.

Interest expense decreased approximately $214,000 in 1998 compared to 1997. This decrease was due to reductions in outstanding debt.

Income tax expense as a percentage of pre-tax income was 34 percent and 34.5 percent in 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. Cash provided by operating activities amounted to $8.1 million in 1999 compared to $9.5 million in 1998 and $17.1 million in 1997. The decrease in 1999 is a result of two primary factors. First, the Company paid an incentive allowance during 1999 related to the signing of a seven-year agreement with a customer that distributes large quantities of frozen dessert products. The agreement contains minimum annual volumes and any shortfalls in the volumes results in payments to the Company including the unamortized portion of the incentive allowance which was determined on a per unit basis. The incentive allowance was recorded in Other Assets and is amortized as products are sold to the customer. Second, a payment in 1999 of a customer's claim for product defects which had been accrued in a previous year. The decrease in cash provided by operating activities in 1998 was due to higher levels of inventory and accounts receivable related to the growth in the private label business and also due to changes in deferred income taxes.

Sequential Page No. 19

The following summarizes statistics related to the Company's financial position:

	1999	1998

Current Ratio	5.3 to 1.0	3.9 to 1.0
Working Capital (in millions)	$35.4	$34.8
Long-Term Debt to Equity Ratio	.01 to 1.0	.04 to 1.0
Tangible Net Worth (in millions)	$74.5	$71.9

Long-term debt was reduced by $3.2 million in 1999 and 1997, and $3.3 million in 1998.

Cash generated from operations has been used to finance all capital expenditures. Purchases of property, plant, and equipment amounted to $2.0 million, $2.0 million, and $1.9 million in 1999, 1998, and 1997, respectively. The Company had no material commitments for capital expenditures at November 28, 1999. The Company estimates $1.4 to $2.0 million for capital expenditures in 2000. It is expected that operating cash flows will be used to finance these capital expenditures, although other financing options may be considered. In addition, from time-to-time the Company may evaluate strategic alternatives. Any acquisition may require the use of operating cash flows, short or long-term financing, issuance of equity, or other financing sources in order to consummate such acquisition or to fund operating and capital expenditures of any acquired business.

Cash provided by operating activities has also been used by the Company in the past to provide financing to franchisees for the purpose of acquiring equipment and other fixed assets for the development or purchase of stores. The principal collected on notes receivable primarily from franchisees exceeded origination of notes receivable by approximately $.6 million, $1.0 million, and $1.4 million in 1999, 1998, and 1997, respectively.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet cash needs.

In December 1997, the Board of Directors of the Company authorized the repurchase of two million shares of its outstanding stock. As of November 28, 1999, 625,440 shares have been purchased under this authorization. During 1999, the Company purchased 172,557 shares of common stock at a cost of $1,106,281. All repurchases have been funded with cash flows from operations. Future repurchases may be funded with cash flows from operations or long-term financing.

Cash dividends of 20 cents per share were paid to stockholders during 1999, 1998, and 1997. The Company will consider adjustments to the dividend rate after giving consideration to return to stockholders, profitability expectations, financing and cash needs of the Company, and other factors.

The forward-looking statements included herein are based on certain assumptions regarding U.S. and foreign economic conditions, no significant disruptions of business due to distribution systems, competition, costs of raw materials, unit openings and closings, sales volumes per unit, other manufacturing opportunities, no changes in governmental regulation of the food industry, and no material event which would impact the reputation of the Company's manufacturing facility or the Company's

Sequential Page No. 20

ability to utilize that facility. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

YEAR 2000

The worldwide "Year 2000 problem" arose due to the fact that many computer hardware and software systems along with components of certain automated equipment utilize only the last two digits of a date to refer to the year, failing to distinguish dates within the twentieth century from those of the twenty-first century.

During 1999, the Company reviewed its hardware and software for potential problems related to the Year 2000 issue and made remediation or replacements where necessary. The Company's cost to remediate both its Year 2000 hardware and software was approximately $250,000 in 1999.

To date, the Company has not experienced any Year 2000 related problems internally or from any of the Company's material business partners.

The forward-looking statements contained herein with regard to the timing and overall cost estimates of the Company's efforts to address the Year 2000 problem are based upon the Company's experience thus far in this effort. Should the Company encounter unforeseen difficulties, the actual results could vary significantly from the estimates contained in these forward-looking statements.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISKS

The Company is exposed to market risk from changes in interest rates and changes in commodity prices.

The Company's earnings are affected by changes in short-term interest rates due to cash, cash equivalents, and short-term investments held in interest earning accounts, as well as interest bearing notes receivable primarily from franchisees. Cash, cash equivalents, and short-term investments are held in accounts that have interest rates that are fixed for less than one year. Most of the interest bearing notes receivable reprice annually and bear interest at market rates. If interest rates averaged one percent less in 2000 than they did during 1999, the Company's interest income would decrease by approximately $176,000.

In addition, earnings are affected due to notes payable to a bank. The notes bear interest at the bank's base rate less 0.75% or at a match-funding rate of the adjusted Eurodollar rate plus 1.0%. The notes payable balance at November 29, 1999 was $2,943,678. If interest rates averaged one percent more in 2000 than they did during 1999, the Company's interest expense would increase by approximately $10,000 after consideration that the interest rate on the debt was set for approximately 180 days as of November 28, 1999. The Company manages short-term interest rate risk on debt by tracking projections on interest rate trends when choosing the periodic time-frame (30 days to 180 days) for locking in a certain interest rate on the debt.

The primary commodities purchased by the Company are dairy products. As part of its risk management strategy, the Company began purchasing exchange traded milk future contracts during the first quarter of 1999 to manage its exposure to changes in milk prices. The milk future contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Such

Sequential Page No. 21

contracts are designated as hedges of the Company's projected purchases, are short-term in nature to correspond to the projection period, and are effective in hedging the Company's exposure to changes in milk prices during the cycle. The Company hedged approximately 75 percent of its milk purchases for TCBY branded products during 1999. Due to the changes of the USDA's Federal Milk Marketing Order Reform, the Company closed all its hedging contracts prior to November 28, 1999 and the Company's ability to hedge against milk prices may be limited in the near term. The Company did not purchase milk future contracts for private label products as the customers generally bear the risk of increased commodity prices.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

TCBY Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of TCBY Enterprises, Inc. and subsidiaries as of November 28, 1999 and November 29, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCBY Enterprises, Inc. and subsidiaries at November 28, 1999 and November 29, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 28, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

January 11, 2000

Little Rock, Arkansas

Sequential Page No. 22

TCBY Enterprises, Inc.

Consolidated Balance Sheets

	November 28 1999	November 29 1998
Assets
Current Assets:
Cash and cash equivalents	$ 13,414,015	$ 16,924,143
Short-term investments	6,854,945	2,967,135
Receivables:
Trade accounts	8,668,846	10,078,733
Notes	1,586,394	1,695,429
Allowance for doubtful accounts and impaired notes	(353,965)	(439,223)
	9,901,275	11,334,939
Refundable income taxes	225,244	156,951
Deferred income taxes	256,820	1,204,197
Inventories	12,186,195	12,554,875
Prepaid expenses and other assets	818,824	1,540,971
Assets held for sale	-	150,000
Total Current Assets	43,657,318	46,833,211

Property, Plant, And Equipment:
Land	2,732,552	2,534,307
Buildings	20,524,449	22,763,194
Furniture, vehicles, and equipment	48,185,247	46,637,567
Leasehold improvements	3,312,134	3,603,219
Allowance for depreciation	(41,290,944)	(39,546,174)
Net Property, Plant, and Equipment	33,463,438	35,992,113

Other Assets:
Notes receivable, less current portion (less allowance for doubtful and impaired notes of $7,435,701 in 1999 and $8,029,658 in 1998)	4,028,947	4,525,970
Intangibles (less amortization of $2,007,183 in 1999 and $2,226,511 in 1998)	4,067,813	4,250,684
Other	5,927,353	2,850,906
Total Other Assets	14,024,113	11,627,560
Total Assets	$ 91,144,869	$ 94,452,884

Sequential Page No. 23

TCBY Enterprises, Inc.

Consolidated Balance Sheets

	November 28 1999	November 29 1998
Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable	$ 2,644,419	$ 2,130,430
Accrued expenses	3,653,365	6,682,371
Current portion of long-term debt	1,949,490	3,171,448
Total Current Liabilities	8,247,274	11,984,249

Long-Term Debt, less current portion	994,188	2,952,634

Deferred Income Taxes	3,334,081	3,319,847

Commitments And Contingencies

Stockholders' Equity:
Preferred Stock, par value $.10 per share, authorized 2,000,000 shares	-	-
Common Stock, par value $.10 per share, authorized 50,000,000 shares; issued 27,908,646 shares in 1999 and 27,759,021 shares in 1998	2,790,865	2,775,902
Additional paid-in capital	30,895,862	30,098,602
Retained earnings	77,418,661	74,751,431
	111,105,388	107,625,935
Less treasury stock, at cost (5,012,509 shares in 1999 and 4,839,952 shares in 1998)	(32,536,062)	(31,429,781)
Total Stockholders' Equity	78,569,326	76,196,154
Total Liabilities And Stockholders' Equity	$ 91,144,869	$ 94,452,884

See accompanying notes.

Sequential Page No. 24

TCBY Enterprises, Inc.

Consolidated Statements of Income

Three Years in the Period Ended November 28, 1999

	1999	1998	1997

Sales	$ 96,943,549	$ 93,865,413	$ 90,577,654
Cost of sales	70,473,946	64,098,811	60,398,466
Gross Profit	26,469,603	29,766,602	30,179,188

Franchising revenues:
Initial franchise and license fees	2,272,206	2,285,646	3,347,773
Royalty income	9,950,634	10,828,217	10,406,033
	12,222,840	13,113,863	13,753,806
	38,692,443	42,880,465	43,932,994

Selling, general, and administrative expenses	28,718,597	30,393,591	30,974,594
Income From Operations	9,973,846	12,486,874	12,958,400

Other income (expense):
Interest expense	(304,684)	(545,664)	(759,766)
Interest income	1,025,905	1,213,662	1,209,393
Other income	280,792	2,293,024	148,029
	1,002,013	2,961,022	597,656
Income Before Income Taxes	10,975,859	15,447,896	13,556,056

Income tax expense (benefit):
Current	2,770,182	5,897,086	3,466,300
Deferred	961,611	(644,802)	1,210,541
	3,731,793	5,252,284	4,676,841
Net Income	$ 7,244,066	$ 10,195,612	$ 8,879,215
Earnings Per Share:
Basic	$0.32	$0.44	$0.37
Diluted	$0.31	$0.43	$0.36
Average Shares Outstanding:
Basic	22,884,023	23,230,863	24,061,999
Diluted	23,147,908	23,917,772	24,339,828

See accompanying notes.

Sequential Page No. 25

TCBY Enterprises, Inc.

Consolidated Statements of

Stockholders' Equity

	Common Stock		Additional	Retained	Treasury
	Shares	Par Value	Paid-in Capital	Earnings	Stock	Total
Balance at December 1, 1996	27,062,345	$ 2,706,235	$25,547,184	$65,165,190	$(14,198,116)	$ 79,220,493
Exercise of stock options, including tax benefit of $42,592	33,275	3,327	214,240	-	-	217,567
Cash dividends--$.20 per share	-	-	-	(4,828,306)	-	(4,828,306)
Purchase of treasury stock-1,090,500 shares	-	-	-	-	(6,063,447)	(6,063,447)
Net income	-	-	-	8,879,215	-	8,879,215
Balance at November 30, 1997	27,095,620	2,709,562	25,761,424	69,216,099	(20,261,563)	77,425,522
Exercise of stock options, including tax benefit of $831,255	663,401	66,340	4,337,178	-	-	4,403,518
Cash dividends--$.20 per share	-	-	-	(4,660,280)	-	(4,660,280)
Purchase of treasury stock--1,324,683 shares	-	-	-	-	(11,168,218)	(11,168,218)
Net income	-	-	-	10,195,612	-	10,195,612
Balance at November 29, 1998	27,759,021	2,775,902	30,098,602	74,751,431	(31,429,781)	76,196,154
Exercise of stock options, including tax benefit of $71,186	149,625	14,963	797,260	-	-	812,223
Cash dividends--$.20 per share	-	-	-	(4,576,836)	-	(4,576,836)
Purchase of treasury stock--172,557 shares	-	-	-	-	(1,106,281)	(1,106,281)
Net income	-	-	-	7,244,066	-	7,244,066
Balance at November 28, 1999	27,908,646	$ 2,790,865	$ 30,895,862	$ 77,418,661	$ (32,536,062)	$ 78,569,326

See accompanying notes.

Sequential Page No. 26

TCBY Enterprises, Inc.

Consolidated Statements of Cash Flows

Three Years in the Period Ended November 28, 1999

	1999	1998	1997
Operating Activities
Net income	$ 7,244,066	$ 10,195,612	$ 8,879,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,967,117	4,048,305	4,915,965
Amortization of intangibles and other assets	546,686	262,031	264,022
Provision for doubtful accounts and impaired notes	201,988	72,500	48,705
Deferred income taxes	961,611	(644,802)	1,210,541
Tax benefit from stock options	71,186	831,255	42,592
Loss (gain) on sales of property and equipment	55,687	(2,143,990)	(51,144)
Changes in operating assets and liabilities:
Receivables	1,125,265	(1,408,040)	(877,273)
Inventories	(231,320)	(1,875,644)	692,926
Prepaid expenses	722,147	(23,128)	193,158
Intangibles and other assets	(4,006,088)	345,211	579,951
Accounts payable and accrued expenses	(2,515,017)	(54,759)	916,611
Income taxes	(68,293)	(144,479)	320,401
Net Cash Provided By Operating Activities	8,075,035	9,460,072	17,135,670

Investing Activities
Purchases of property, plant, and equipment	(1,970,483)	(1,982,769)	(1,869,282)
Proceeds from sales of property and equipment	1,792,176	4,901,790	139,866
Origination of notes receivable	(552,691)	(471,443)	(1,098,771)
Principal collected on notes receivable	1,156,129	1,485,499	2,508,921
Purchases of short-term investments	(6,586,722)	(2,156,893)	(1,838,338)
Proceeds from maturity of short-term investments	2,698,912	1,595,803	3,684,845
Net Cash (Used In) Provided By Investing Activities	(3,462,679)	3,371,987	1,527,241

Financing Activities
Proceeds from exercise of Common Stock options	741,037	3,572,263	174,975
Dividends paid	(4,576,836)	(4,660,280)	(4,828,306)
Treasury stock transactions	(1,106,281)	(11,168,218)	(6,063,447)
Principal payments on long-term debt	(3,180,404)	(3,345,374)	(3,171,448)
Net Cash Used In Financing Activities	(8,122,484)	(15,601,609)	(13,888,226)
(Decrease) Increase In Cash And Cash Equivalents	(3,510,128)	(2,769,550)	4,774,685
Cash and cash equivalents at beginning of year	16,924,143	19,693,693	14,919,008
Cash And Cash Equivalents At End Of Year	$ 13,414,015	$ 16,924,143	$ 19,693,693

See accompanying notes.

Sequential Page No. 27

TCBY Enterprises, Inc.

Notes to Consolidated Financial Statements

November 28, 1999

1. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company manufactures and sells soft serve frozen yogurt, hardpack frozen yogurt and ice cream, and novelty frozen food products through Company-owned and franchised retail stores ("TCBY stores"), non-traditional locations (e.g., airports, travel plazas, quick service restaurants, schools, hospitals, and convenience stores), and the retail grocery trade (e.g., grocery stores and wholesale clubs). In addition, the Company sells equipment related to the foodservice industry and develops locations under the Juice Works brand in conjunction with the TCBY brand.

The following summarizes the number of TCBY and Juice Works locations:

	1999	1998	1997

Franchised or licensed	1,164	1,247	1,339
Company-owned	2	2	2
Non-traditional	1,842	1,711	1,467
	3,008	2,960	2,808

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-term Investments

Short-term investments consist of certificates of deposit and other income producing non-equity securities with an original maturity of greater than 90 days and less than one year. These investments are recorded at cost which approximates market value and are intended to be held to maturity.

Inventories

Inventories consist primarily of yogurt and ice cream products and related manufacturing materials, and foodservice equipment. Inventories are carried at the lower of cost or market.

Sequential Page No. 28

1. Accounting Policies (continued)

Receivables

A significant portion of the Company's trade accounts receivable are due from TCBY franchisees or AmeriServe Food Distribution Inc. ("AmeriServe") which distributes approximately 90 percent of the frozen yogurt and ice cream products sold to TCBY locations. (See Note 11 for more detail on AmeriServe). In addition, the Company from time to time extends credit in the form of notes receivable to franchisees. Notes receivable from franchisees are primarily collateralized by equipment located in TCBY stores. Many of these notes receivable are intended to be paid over five years and bear interest at market rates. Notes receivable are placed on a non-accrual status when the collectibility of principal or interest becomes uncertain.

Also included in notes receivable are amounts due related to the sale of the rights for the exclusive manufacturing and distribution of the TCBY refrigerated yogurt product line throughout the United States. Mid-America Dairymen, Inc., now Dairy Farmers of America ("DFA"), purchased these rights in April 1995 and the Company's consideration included a receivable of $10.6 million. Subsequent to the transaction, sales of the TCBY refrigerated yogurt line declined significantly due to competitive factors. After further negotiations with DFA, the Company agreed to waive certain required payments and accordingly provided an impairment allowance in the fourth quarter of 1995 based on the revised estimate of future discounted cash flows. The loan balance at November 28, 1999 was $7,875,000 with an associated allowance of $6,610,000. These balances are included in the investment in notes considered to be impaired as discussed in the following paragraph. During 1998, Suiza Foods Corporation ("Suiza") acquired the rights to the TCBY refrigerated product line from DFA and the associated liabilities. In December 1999, Suiza notified the Company they were discontinuing distribution of the TCBY refrigerated yogurt line in early 2000. The Company will receive consideration of approximately $1,208,000 during 2000. The remaining balance will be charged against the associated allowance during 2000.

At November 28, 1999 and November 29, 1998, the recorded investment in notes considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 was $9,906,000 and $11,205,000, respectively. The entire 1999 and 1998 balances were impaired notes which had allowances for credit losses of $7,689,000 and $8,403,000, respectively. The impairment losses are recorded in the manufacturing segment and the "all other" category. The average recorded investment in impaired notes was $10,513,000 during 1999; $10,958,000 during 1998; and $11,671,000 during 1997. The Company recognized interest income on impaired notes of $3,000 in 1999; $14,000 in 1998; and $19,000 in 1997 using the cash basis method of income recognition.

Sequential Page No. 29

1. Accounting Policies (continued)

The following presents changes in the allowance for doubtful accounts and impaired notes:

	1999	1998	1997

Balance at beginning of year	$ 8,468,881	$ 8,574,627	$ 9,682,024
Provision for doubtful accounts and impaired notes	201,988	72,500	48,705
Charge-offs	(1,118,870)	(218,354)	(1,173,093)
Recoveries	237,667	40,108	16,991
Balance at end of year	$ 7,789,666	$ 8,468,881	$ 8,574,627

Long-lived Assets

Property, plant, and equipment is recorded at cost and is depreciated by the straight-line method for financial reporting purposes over the estimated useful lives of the individual assets. The estimated useful lives are generally 5 to 30 years for building and leasehold improvements and range from 3 to 7 years for furniture, vehicles, and equipment. For tax reporting purposes, accelerated cost recovery depreciation methods are used.

Intangibles include the cost in excess of net assets of businesses acquired, trademarks, and non-compete agreements. These intangibles are being amortized over the estimated future periods benefited, ranging from 3 to 40 years.

The Company reviews long-lived assets used in operations and impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Impairment losses are recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value (usually based on discounted cash flows) less the estimated selling costs.

Revenue Recognition

Franchising revenues consist of initial franchise and license fees and royalty income. Initial franchise and license fees are recognized as revenue when the Company has substantially completed its obligations under the franchise or license agreement. Royalty income is earned on sales by franchisees and is recognized as revenue when the related sales are made.

The Company recognizes revenue from product sales upon shipment or, for sales by Company-owned stores, when purchased by customers.

Sequential Page No. 30

1. Accounting Policies (continued)

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are anticipated to reverse.

Net Income Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share calculation. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS No. 128 requirements.

Fair Value of Financial Instruments

The carrying amount of financial instruments including cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value at November 28, 1999, because of the relatively short maturity of these instruments or valuation allowances which have been recorded to report the balances at fair value. The carrying amount of long-term debt also approximates fair value due to its variable interest rate which is adjusted every 30 to 180 days depending upon certain elections made by the Company.

Fiscal Year

The Company's fiscal year is comprised of 52 or 53 weeks ending on the Sunday nearest November 30. All years presented include 52 weeks. All general references to years relate to fiscal years unless otherwise noted.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sequential Page No. 31

1. Accounting Policies (continued)

New Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which is effective for 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the years ended November 28, 1999, November 29, 1998, and November 30, 1997 was equal to net income as reported.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 2000 and requires that all derivatives be recognized on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portions of a derivative's change in fair value will be immediately recognized in earnings. As the Company had no derivatives or hedges at November 28, 1999, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

Commodity Future Contracts

The primary commodities purchased by the Company are dairy products. As part of its risk management strategy, the Company began purchasing exchange traded milk future contracts during the first quarter of 1999 to manage its exposure to changes in milk prices. The milk future contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Such contracts are designated as hedges of the Company's projected purchases, are short-term in nature to correspond to the projection period, and are effective in hedging the Company's exposure to changes in milk prices during the cycle. Due to the changes of the USDA's Federal Milk Marketing Order Reform, the Company closed all its hedging contracts prior to November 28, 1999 and the Company's ability to hedge against milk prices may be limited in the near term.

Milk future contracts are market to market with unrealized gains and losses deferred and recognized in earnings when the contracts close as an adjustment to cost of goods sold (the deferral accounting method).

Sequential Page No. 32

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	1999	1998	1997
Numerator:
Net income	$ 7,244,066	$ 10,195,612	$ 8,879,215
Denominator:
Denominator for basic earnings per shares--weighted average shares	22,884,023	23,230,863	24,061,999
Potential dilutive effect of employee stock options	263,885	686,909	277,829
Denominator for diluted earnings per share--weighted average shares and assumed conversions	23,147,908	23,917,772	24,339,828
Basic earnings per share	$.32	$.44	$.37
Diluted earnings per share	$.31	$.43	$.36
Anti-dilutive employee stock options excluded	1,086,452	118,404	1,006,760

3. Inventories

Inventories consisted of the following:

	1999	1998

Manufacturing materials and supplies	$ 5,074,435	$ 5,088,456
Finished yogurt and other food products	4,676,915	4,526,777
Equipment and other products	2,434,845	2,939,642
	$ 12,186,195	$ 12,554,875

4. Long-term Debt

Long-term debt consisted of the following:

	1999	1998

Unsecured notes payable	$ 2,943,678	$ 6,124,082
Less current portion	1,949,490	3,171,448
	$ 994,188	$ 2,952,634

Sequential Page No. 33

4. Long-term Debt (continued)

Two unsecured notes bear interest at the bank's base rate less 0.75% or at a match-funding rate of the adjusted Eurodollar rate plus 1.0%. The interest rate at November 28, 1999 was 6.17875% for both notes. The notes are due in monthly installments of approximately $264,000 plus interest and mature on June 1, 2000 and December 31, 2001. The loan agreement requires, among other things, a fixed charge coverage ratio of greater than 1.25 to 1.0 be maintained. This ratio is defined as the sum of net income and non-cash charges adjusted for extraordinary and non-recurring items divided by the sum of the current portion of long-term debt, cash dividends paid, and capital expenditures incurred to maintain or replace existing property, plant, and equipment. The Company was in compliance with these covenants at November 28, 1999.

Annual maturities of long-term debt are $1,949,490 in 2000 and $994,188 in 2001.

The Company has available a $5 million unsecured credit line.

No interest was capitalized in 1999, 1998, or 1997. During 1999, 1998, and 1997, the Company paid interest of approximately $305,000, $546,000, and $760,000, respectively.

5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	1999	1998
Deferred tax assets:
Impairment allowance on fixed assets	$ 607,863	675,128
Claims settlement accrual	-	517,500
Accrued expenses	983,543	959,728
Other	916,412	1,333,596
Total deferred tax assets	2,507,818	3,485,952

Deferred tax liabilities:
Tax over book depreciation	3,434,388	3,863,828
Other	2,150,691	1,737,774
Total deferred tax liabilities	5,585,079	5,601,602
Net deferred tax liabilities	$ 3,077,261	$ 2,115,650

Sequential Page No. 34

5. Income Taxes (continued)

Significant components of the provision for income taxes are as follows:

	1999	1998	1997
Current:
Federal	$ 2,740,418	$ 5,862,225	$ 3,443,225
State	29,764	34,861	23,075
Total current	2,770,182	5,897,086	3,466,300
Deferred	961,611	(644,802)	1,210,541
	$ 3,731,793	$ 5,252,284	$ 4,676,841

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax is:

	1999	1998	1997

Income tax at the statutory federal rate	$ 3,731,793	$ 5,306,764	$ 4,644,620
State income taxes, net of federal benefit	19,644	22,660	14,999
Other, net	(19,644)	(77,140)	17,222
Total income tax	$ 3,731,793	$ 5,252,284	$ 4,676,841

The Company made income tax payments of approximately $2,725,715, $5,210,000, and $3,088,000, in 1999, 1998, and 1997, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	1999	1998

Rent	$ 505,552	$ 602,272
Compensation	1,374,118	2,234,893
Other	1,773,695	3,845,206
	$ 3,653,365	$ 6,682,371

Accrued expenses at November 28, 1999 and November 29, 1998 includes $400,000 and $800,000, respectively, of costs primarily related to the Company's sale of TCBY Company-owned stores and the related restructuring of its organization in 1995. The original balance of these reserves was $3.4 million. The remaining liabilities will be primarily utilized over the life of the leases for stores sold or closed where sublease payments are less than the Company's required lease payment.

Sequential Page No. 35

6. Accrued Expenses (continued)

The decrease in accrued compensation expense in 1999 is primarily due to lower bonus accruals as of November 28, 1999. The decrease in other accrued expense is due to the payment of a claim alleging damages due to production defects during 1999 which was included in other accrued expenses as of November 29, 1998.

7. Lease Commitments

In 1999, 1998, and 1997, rent expense totaled approximately $1,620,000, $1,657,000, and $1,775,000, respectively. The future minimal rental commitments for all non-cancelable operating leases with initial or remaining terms in excess of one year are as follows: 2000--$1,716,000; 2001--$1,590,000; 2002--$1,177,000; 2003--$1,039,000; 2004--$997,000; and thereafter--$2,123,000.

Certain of the leases relating to corporate stores are renewable for substantially the same rentals for up to five additional years. The future minimum rental commitments for stores, which total approximately $1,556,000, relate primarily to the remaining Company-owned stores and stores sold where the lease commitment has been assumed by the buyer but the Company remains on the lease as a responsible party. These future commitments are expected to be offset by future minimum rentals to be received under non-cancelable subleases of approximately $1,292,000 at November 28, 1999. The rental commitments (net of subleases) for closed Company-owned locations totaled approximately $73,000 at November 28, 1999 and are excluded from the future minimum commitments as this amount was accrued in a prior year.

The lease commitments also include a lease for the corporate headquarters which was renegotiated effective January 1, 1997 with a new 10-year term. The base rent escalates three percent annually and the lease contains a 10-year renewal option at the rental rate effective at the end of the initial term. The rate would continue to increase three percent annually during the renewal period.

8. Contingencies

On February 15, 2000, the Company was served with papers purporting to initiate two class actions in Pulaski County, Arkansas, seeking to enjoin the pending merger agreement with CI Merger Co. and Capricorn Investors III, L.P., which was announced February 10, 2000. The litigation is styled David A. Marshall vs. TCBY Enterprises, Inc., and its directors, 6th Division, Chancery Court, IJ2000707, and Alan Braus vs. TCBY Enterprises, Inc., and its directors, 5th Division, Chancery Court, IJ2000705. The Company and its directors believe the litigation is without merit and will vigorously defend their rights.

Other than those listed above, there is no material litigation pending against the Company. Various legal and administrative proceedings are pending against the Company which are incidental to the business of the Company. The ultimate legal and financial liability of the Company in connection with such proceedings cannot be estimated with certainty, but the Company believes, based upon its examination of these matters, its experience to date, and its discussions with legal counsel, that resolution of these

Sequential Page No. 36

8. Contingencies (continued)

proceedings will have no material adverse effect upon the Company's financial condition, either individually or in the aggregate; of course, any substantial loss pursuant to any litigation might have a material adverse impact upon results of operations in the quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

9. Employee Benefit Plans

The Company's Stock Option Plans made available options for the purchase of the Company's Common Stock to certain officers, employees, and non-employee directors. Options granted to officers and employees generally vest in four equal installments beginning one year from the date of grant. Options granted to non-employee directors vest six months from the date of grant. All options granted have a 10 year life.

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options versus the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk free interest rates of 4.64%, 5.71%, and 6.34%; dividend yields of 3.0%, 3.0%, and 3.0%; volatility factors of the expected market price of the Company's common stock of .26, .26, and .26; and the weighted-average expected life of four years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over their respective vesting periods. Pro forma net income and earnings per share, assuming the Company had elected to account for its stock option grants in accordance with SFAS No. 123 for the three years ended November 28, 1999, is as follows:

	1999	1998	1997

Pro forma net income	$ 6,800,000	$ 9,768,000	$ 8,603,000
Pro forma earnings per share:
Basic	$.30	$.42	$.36
Diluted	$.29	$.41	$.36

Sequential Page No. 37

9. Employee Benefit Plans (continued)

Pro forma results are not necessarily indicative of the effect on future years.

A summary of the Company's stock option activity, and related information for the three years ended November 28, 1999 follows:

	Shares Under Option	Weighted Average Option Price Per Share

Outstanding at December 1, 1996	2,397,688	$ 5.68
Granted	958,500	4.70
Exercised	(33,275)	5.26
Terminated	(13,472)	9.20
Outstanding at November 30, 1997	3,309,441	5.30
Granted	630,000	6.15
Exercised	(663,401)	5.39
Terminated	(129,790)	6.23
Outstanding at November 29, 1998	3,146,250	5.41
Granted	231,500	6.63
Exercised	(149,625)	4.95
Terminated	(134,151)	7.78
Outstanding at November 28, 1999	3,093,974	$ 5.42

The number of shares exercisable was as follows: November 28, 1999--1,868,099; November 29, 1998--1,416,058; and November 30, 1997--1,469,835. The weighted-average option price for exercisable shares as of November 28, 1999, November 29, 1998, and November 30, 1997 was $5.42, $5.73, and $5.84, respectively. The weighted-average fair value of options granted was $1.35 in 1999; $1.35 in 1998; and $1.07 in 1997.

The following table summarizes information concerning outstanding and exercisable stock options as of November 28, 1999:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

4.00 - 7.44	3,061,774	6.34	$ 5.38	1,835,899	$ 5.35
8.38 - 18.13	32,200	6.42	9.29	32,200	9.29
	3,093,974			1,868,099

Sequential Page No. 38

9. Employee Benefit Plans (continued)

The Company maintains a pre-tax savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the "Plan"). Employees who have reached age 21 are eligible to participate in the Plan. Under the Plan, employees are eligible to contribute up to the lesser of 15 percent of compensation or the statutory limit, with the Company matching 50 percent of the first five percent of compensation contributed by the employee. The Company's matching portion of employee contributions resulted in expense of approximately $306,000, $220,000, and $251,000 in 1999, 1998, and 1997, respectively.

10. Certain Transactions

In 1999, 1998, and 1997, the Company had sales totaling approximately $147,000, $183,000, and $307,000, respectively, to a foodservice distributor whose chief executive officer is a director of the Company.

On October 2, 1995, nine Company-owned stores were sold to franchisee groups which included a shareholder and director of the Company. In addition, the franchisee groups managed six additional stores and received $130,000 in 1998 and 1997 for these services.

The Company retains ownership of these stores for research and development and training purposes. These stores are all classified as licensed units in Note 1. In August 1998, the stockholder and director of the Company divested his interest in the franchisee groups.

In 1998, the Company aircraft was sold. The Company contemporaneously entered into an agreement whereunder an aircraft owned by the Chairman and Chief Executive Officer could be made available to the Company from time-to-time at an hourly rate consistent with the cost of operating the aircraft (including hanger occupancy costs) it divested; this hourly rate is substantially below the fair market rate which normally would be charged to the Company for use of a similar aircraft. In an associated transaction, the Chairman and Chief Executive Officer leased the Company's flight operations which included personnel, equipment, and facilities. Payments made by the Company for use of the plane totaled $108,000 and $99,000 in 1999 and 1998, respectively. Payments received on rental of the flight operations totaled $267,000 and $196,000 in 1999 and 1998, respectively.

During the third quarter of 1999, the Company's former executive office building being leased to third parties was sold for a cash price of $1,734,500 to the Company's Chairman and Chief Executive Officer. The sales price approximated the Company's book value, and exceeded the appraised value.

Sequential Page No. 39

11. Operations by Industry Segment

In the fourth quarter of 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for reporting information about a Company's operating segments. The Company's reportable segments are business units that offer different products or services. The reportable segments are managed separately because of the distinct nature of their products or services.

The Company has three reportable segments: manufacturing, franchising, and equipment. The Company's manufacturing segment represents two operating units which sell "TCBY" branded and private label frozen packaged products and other specialty dairy food products to foodservice distributors, supermarkets, convenience stores, dairies, club stores, and private label suppliers. One of the units also sells proprietary ingredients to international master franchisees for the manufacture of frozen products in the countries that produce locally. The franchising segment represents three operating units which sell initial franchise agreements, both in the United States and internationally, and performs the operational support after the opening of these locations. The equipment segment for 1999 and 1998 represents two operating units. One unit provides all equipment needed for the opening and ongoing operations of a TCBY location and the second unit is a regional foodservice equipment company. For 1997, this segment includes a third unit, sold in July 1997, which manufactured mobile kitchens and other specialty vehicles primarily for business and governments. The "all other" category represents a foreign service corporation, childcare facilities, Company-owned stores, and the corporate office.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies footnote. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales and transfers are recorded at a negotiated price. All significant intercompany transactions are eliminated in the consolidation process.

Sequential Page No. 40

11. Operations by Industry Segment (continued)

The following is business segment information for each of the last three years. The "all other" category is included to reconcile segment data to the consolidated financial statements:

	Manufacturing	Franchising	Equipment	All Other	Total
1999
Revenues from external customers	$ 79,684,713	$ 12,172,840	$ 14,150,755	$ 3,158,081	$ 109,166,389
Intersegment revenues	1,229,439	4,115	474,848	190,339	1,898,741
Interest income	-	-	-	1,025,905	1,025,905
Interest expense	304,684	-	-	-	304,684
Depreciation and amortization	3,067,425	515,135	289,873	641,370	4,513,803
Pre-tax profit (loss)	13,322,045	2,525,080	1,375,195	(6,246,461)	10,975,859
Assets	48,037,558	6,805,892	5,776,012	30,525,407	91,144,869
Expenditures for long-lived assets	1,342,751	275,815	156,988	194,929	1,970,483

1998
Revenues from external customers	74,974,206	13,013,863	15,652,496	3,338,711	106,979,276
Intersegment revenues	1,342,997	5,255	409,542	217,661	1,975,455
Interest income	-	-	-	1,213,662	1,213,662
Interest expense	545,664	-	-	-	545,664
Depreciation and amortization	2,503,989	600,183	305,719	900,445	4,310,336
Pre-tax profit (loss)	15,998,448	3,460,098	1,446,260	(5,456,910)	15,447,896
Assets	45,667,616	7,241,514	5,666,555	35,877,199	94,452,884
Expenditures for long-lived assets	1,400,260	184,075	106,359	292,075	1,982,769
1997
Revenues from external customers	$ 70,872,431	$ 13,753,753	$ 15,089,076	$ 4,616,200	$ 104,331,460
Intersegment revenues	2,082,813	16,600	762,975	346,723	3,209,111
Interest income	-	-	-	1,209,393	1,209,393
Interest expense	759,766	-	-	-	759,766
Depreciation and amortization	2,595,267	1,159,239	394,224	1,031,257	5,179,987
Pre-tax profit (loss)	17,307,320	4,017,636	529,912	(8,298,812)	13,556,056
Assets	40,247,447	8,954,342	13,680,916	36,381,691	99,264,396
Expenditures for long-lived assets	728,874	465,482	78,059	596,867	1,869,282

The following are reconciliations for revenues, pre-tax profit and loss, and assets between the totals per the tables above and the amounts shown on the consolidated financial statements:

Sequential Page No. 41

11. Operations by Industry Segment (continued)

	1999	1998	1997
Revenues
Total external revenues for reportable segments	$ 106,008,308	$ 103,640,565	$ 99,715,260
Total external revenues for "all other"	3,158,081	3,338,711	4,616,200
Intersegment revenues	1,898,741	1,975,455	3,209,111
Elimination of intersegment revenues	(1,898,741)	(1,975,455)	(3,209,111)
Total consolidated revenues	$ 109,166,389	$ 106,979,276	$ 104,331,460

Pre-tax Profit or (Loss)
Total profit for reportable segments	$ 17,222,320	$ 20,904,806	$ 21,854,868
Total loss for "all other"	(6,246,461)	(5,456,910)	(8,298,812)
Profit before income taxes	$ 10,975,859	$ 15,447,896	$ 13,556,056

Assets
Total assets for reportable segments	$ 60,619,462	$ 58,575,685	$ 62,882,705
Total assets for "all other"	30,525,407	35,877,199	36,381,691
Total consolidated assets	$ 91,144,869	$ 94,452,884	$ 99,264,396

Revenues from customers in foreign countries for 1999, 1998, and 1997 were $3,299,000, $3,231,000, and $5,635,000, respectively. Revenues are attributed to countries based on the location of the customers. No one customer is a major contributor of international revenues. All of the Company's long-lived assets are located in the United States.

Approximately 90 percent of all frozen yogurt products sold to domestic TCBY locations by the manufacturing segment are distributed exclusively by AmeriServe. Sales by the Company's manufacturing segment to AmeriServe totaled approximately $40.4 million, $43.0 million, and $42.9 million in 1999, 1998, and 1997, respectively. In recent months, AmeriServe has reported financial problems due to commitments to build a new distribution center network and its computer system implementation. Approximately, $3.4 million and $2.8 million were receivable for AmeriServe as of November 28, 1999 and November 29, 1998, respectively. On January 31, 2000, AmeriServe filed for Chapter 11 bankruptcy protection. At the time of filing, AmeriServe owed the Company's manufacturing facility approximately $2.8 million. AmeriServe has stated that it intends to carry on its operations and continue to honor its commitments to customers. However, certain AmeriServe distribution centers are being closed and the Company could experience some disruptions in distribution which would impact sales and earnings during 2000. The Company has completed a distribution agreement with Multi Unit Solutions to service TCBY locations and anticipates the change to be complete during the second quarter of 2000. In addition, the manufacturing segment had sales to another major customer of $9.2 million, $3.3 million, and $4.4 million in 1999, 1998, and 1997, respectively.

Sequential Page No. 42

12. Acquisition/Disposition

In July 1997, the Company sold a portion of Carlin Manufacturing's assets to a company controlled by the subsidiary's president. The assets sold included certain inventory, plant equipment, furniture and fixtures, and intangibles. The transaction was partially financed by the Company. In the Carlin transaction, the real estate and certain finished goods inventory were retained by the Company. The real estate was leased to the purchaser with the ultimate intent to sell the property. The purchaser is assisting the Company in marketing the remaining inventory and receives a commission on the sale of this inventory.

13. Quarterly Results of Operations (Unaudited)

Financial results by quarter for 1999 and 1998 are summarized below:

	Quarters
	First	Second	Third	Fourth
1999

Sales	$ 18,276,284	$ 27,711,655	$ 30,019,442	$ 20,936,168
Gross profit	5,027,393	8,767,472	8,450,402	4,224,336
Franchising revenues	2,729,719	3,296,894	3,596,886	2,599,341
Net income	598,563	3,175,623	2,895,897	573,983
Net income per share:
Basic	$ .03	$ .14	$ .13	$ .03
Diluted	.03	.14	.13	.03
Average shares outstanding:
Basic	22,898,535	22,845,227	22,896,175	22,896,156
Diluted	23,328,360	23,228,083	23,114,942	22,920,249

1998

Sales	$ 16,728,701	$ 27,083,951	$ 28,791,737	$ 21,261,024
Gross profit	5,436,186	8,944,943	10,026,062	5,359,411
Franchising revenues	2,479,824	3,813,639	4,076,691	2,743,709
Net income	741,588	3,526,968	5,676,067	250,989
Net income per share:
Basic	$ .03	$ .15	$ .25	$ .01
Diluted	.03	.15	.24	.01
Average shares outstanding:
Basic	23,468,430	23,270,022	23,130,874	23,054,740
Diluted	24,164,665	24,158,257	23,872,098	23,476,682

Sequential Page No. 43

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF TCBY ENTERPRISES, INC.

The following table sets forth certain information as of March 2, 2000 with respect to the positions held by its directors:

Name; Year Became Director	Principal Occupation, Name of Organization in Which Occupation is Carried on, Offices and Positions, if any, Held with the Company, and Age
Frank D. Hickingbotham 1970	Chairman of the Board and Chief Executive Officer of the Company; Age 63(a)
Herren C. Hickingbotham 1982	President and Chief Operating Officer of the Company; Age 41(a)
William H. Bowen 1993	Retired Chairman and Chief Executive Officer, First Commercial Corporation; Age 76(a)
Daniel R. Grant 1989	President Emeritus, Ouachita Baptist University, Age 76
F. Todd Hickingbotham 1990	President of Riverport Equipment and Distribution Company, a subsidiary of the Company; Age 36
Don O. Kirkpatrick 1993	President and Chief Executive Officer, Quality Foods, Inc. (foodservice distribution); Age 62
Marvin D. Loyd 1984	Dentist; Age 67
Hugh H. Pollard 1984	Chief Executive Officer of Brooks-Pollard Co., Inc. (a marketing consulting firm); Age 59(a)

(a) Also a member of the Executive Committee of the Board of Directors of the Company.

Frank D. Hickingbotham is the father of Herren C. Hickingbotham and F. Todd Hickingbotham. No other family relationships exist among any of the above named individuals. From 1995 to 1998 Frank D. Hickingbotham was a director of First Commercial Corporation, a bank holding company, until that company was acquired by Regions Financial Corporation in 1998, whereupon he became and serves as a director of that bank holding company.

Sequential Page No. 44

Mr. Bowen served as Chairman and Chief Executive Officer of First Commercial Corporation, a bank holding company, from 1984 to 1991, and remained Retired Chairman and Chief Executive Officer until that company was acquired by Regions Financial Corporation in 1998. Mr. Bowen served as President and Chief Executive Officer of Healthsource Arkansas Ventures, Inc., from September, 1993 to July, 1995. Mr. Bowen was Dean of the School of Law for the University of Arkansas at Little Rock from July, 1995, until July, 1997.

Except as set forth above each of the foregoing has served their respective company in the capacity set forth or in various administrative or executive positions with such company, its parents or subsidiaries for at least five years.

EXECUTIVE OFFICERS OF TCBY ENTERPRISES, INC.

The following sets forth certain information regarding executive officers of the Company:

Frank D. Hickingbotham, age 63, has been the Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1970.

Herren C. Hickingbotham, age 41, has been a director of the Company since 1982. He has been the President and Chief Operating Officer of the Company since March 1988.

F. Todd Hickingbotham, age 36, has been a director of the Company since 1990. He has been President of Riverport Equipment and Distribution Company, Inc. since 1988.

Jim H. Fink, age 42, became President of Americana Foods in June 1997 in addition to being an Executive Vice President. He has been an Executive Vice President since December 1994. Mr. Fink joined the Company in March 1987.

Gene Whisenhunt, age 39, became Executive Vice President, Treasurer, and Chief Financial Officer in December 1995. He had been Senior Vice President and Chief Accounting Officer since December 1994. Mr. Whisenhunt joined the Company in 1989.

William P. Creasman, age 47, joined the Company as Senior Vice President and General Counsel in 1987.

Jim Sahene, age 39, became President of TCBY Systems, Inc. in April 1994. Mr. Sahene joined the Company in 1986.

John Rogers, age 38, became Senior Vice President, Chief Information Officer and Assistant Treasurer in December 1994. Mr. Rogers joined the Company in 1986.

All executive officers of TCBY Enterprises, Inc. were elected to serve at the pleasure of the Board of Directors following the annual meeting of stockholders in 1999. Executive officers employed by subsidiary companies were elected to serve at the pleasure of the boards of directors of the applicable subsidiary company. Frank D. Hickingbotham is the father of Herren C. Hickingbotham and F. Todd Hickingbotham. No other family relationships exist among any of the above named individuals or among such individuals and any director of the Company.

Sequential Page No. 45

Item 11. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by the Company, and its subsidiaries, as well as certain other compensation paid or accrued, during the years indicated to each of the most highly compensated executive officers of the Company and its subsidiaries, in all capacities in which they served:

				Long Term
	Annual Compensation			Compensation
					Stock
				Other Annual	Option		All Other
		Salary	Bonus	Compensation	Awards	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)(a)	(in shares)	($)	($)(b)

Frank D. Hickingbotham	1999	379,776	14,663	--	10,000	--	5,557
Chairman and CEO	1998	371,911	50,000	61,176(c)	50,000	--	5,712
	1997	356,098	100,000	59,058(c)	100,000	--	5,462

Herren C. Hickingbotham	1999	317,664	12,240	--	10,000	--	6,242
President and Chief Operating	1998	311,077	62,400	51,745(d)	50,000	--	5,104
Officer	1997	298,077	99,000	--	100,000	--	4,817

Gene H. Whisenhunt	1999	215,370	7,650	--	10,000	--	6,084
Executive Vice President and	1998	193,462	28,080	--	50,000	203,438(e)	5,067
Chief Financial Officer	1997	172,308	36,750	--	100,000	--	4,817

James M. Sahene	1999	198,540	7,650	--	10,000	60,938(f)	6,084
President and Chief	1998	194,231	34,320	--	50,000	163,125(f)	5,067
Operating Officer -- TCBY	1997	183,077	46,250	--	100,000	--	4,817
Systems, Inc.

Jim H. Fink	1999	198,540	7,650	--	10,000	--	6,352
Executive Vice President of	1998	193,462	28,080	--	50,000	150,000(f)	5,104
the Company and President,	1997	172,557	36,750	--	100,000	--	4,854
Americana Foods Limited
Partnership, a subsidiary of
the Company

(a) Amounts not in excess of the lesser of $50,000 or 10% of salary and bonus are not listed.

(b) Represents amounts contributed as matching contributions under the Company's 401(k) Plan and life insurance premiums paid by the Company.

(c) For 1998, represents $20,922 for tax and accounting services, $20,050 for personal use of corporate aircraft, $15,389 for corporate automobile usage and expenses, and the balance in membership dues. For 1997, represents $12,329 for tax and accounting services, $27,031 for personal use of corporate aircraft, and the balance in automobile usage and membership dues.

(d) For 1998, represents $32,075 for tax and accounting fees, $14,028 for corporate automobile usage and expenses, and the balance in membership dues.

(e) Represents estimated net gain on 1998 exercise of 40,000 options to purchase TCBY common stock at prices of $4.25 (15,000 options) and $4.0625 (25,000 options).

(f) For 1999, represents estimated net gain on 1999 exercise of 30,000 options to purchase TCBY common stock at prices of $4.25 (5,000 options) and $4.0625 (25,000 options). For 1998, represents estimated net gain on 1998 exercise of 32,500 options to purchase TCBY common stock at prices of $4.25 (7,500 options) and $4.0625 (25,000 options).

(g) Represents estimated net gain on 1998 exercise of 25,000 options to purchase TCBY common stock at a price of $4.0625.

Sequential Page No. 46

Option Grants in Year

The following table shows all individual grants of stock options to the named executive officers of the Company during the year ended November 28, 1999:

		% of Total			Potential Realizable
		Options			Value at Assumed
	Options	Granted to	Exercise		Annual Rates of Stock
	Granted	Employees	Price	Expiration	Price Appreciation
Name	(#)(a)	in 1999	($/Share)(b)	Date	for Option Term
					5%($)(c)	10%($)(c)
Frank D. Hickingbotham	10,000	4.73%	$6.78125	12/18/2008	$42,722	$107,822
Herren C. Hickingbotham	10,000	4.73%	6.78125	12/18/2008	42,722	107,822
Gene H. Whisenhunt	10,000	4.73%	6.78125	12/18/2008	42,722	107,822
James M. Sahene	10,000	4.73%	6.78125	12/18/2008	42,722	107,822
Jim H. Fink	10,000	4.73%	6.78125	12/18/2008	42,722	107,822

(a) The options become exercisable in four equal annual installments (see "Compensation Elements," below) beginning one year after the date of grant assuming continued employment with the Company or its subsidiaries.

(b) The exercise price reflects the fair market value of the Company's common stock on the date of grant. Currently, the exercise price may be paid in cash or in shares of the Company's common stock having a fair market value on the date of exercise equal to the aggregate option price. Any obligation to pay federal or state withholding taxes must be paid in cash.

(c) As required by rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that the Company's common stock will appreciate in value from the date of grant to the end of the option term (ten years from the date of grant) at annualized rates of 5% and 10% (total appreciation of 63% and 159%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's common stock.

Aggregated Year End Option Values

The following table provides information concerning unexercised options held by the named executive officers as of the year end of the Company, November 28, 1999:

	Number		Number
Name(a)	Exercisable	Value(b)	Unexercisable	Value(b)
Frank D. Hickingbotham.................	195,986	0	110,000	0
Herren C. Hickingbotham...............	234,705	0	122,500	0
Gene H. Whisenhunt.......................	154,360	0	97,500	0
James M. Sahene............................	184,100	0	97,500	0
Jim H. Fink.....................................	192,100	0	97,500	0

a) For options exercised by any named executive during 1999, see Summary Compensation Table.

(b) This represents the aggregate of the increases, if any, from the grant prices to the closing price of common stock of the Company on November 26, 1999 ($4.00).

Employment Arrangements

Currently there are no employment agreements between any executive officer of the Company and the Company.

Sequential Page No. 47

Messrs. Herren Hickingbotham, Sahene, Whisenhunt, and Fink each, as well as certain other officers of the Company, have entered into change of control agreements with the Company in which a multiple (2.99; other officers have the same or lower multiple) of the average of the immediately preceding five year's annual includable compensation will be paid to them upon an involuntary termination of employment for either (i) a one year period following a change of control of the Company or (ii) a voluntary termination of employment between the 90th day following up to the anniversary date of a change of control. "Change of control" is defined in the agreements. Any payments under these agreements are expressly limited by so called "safe harbor" provisions of Section 280G of the Internal Revenue Code of 1986 and the regulations promulgated thereunder.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. At 1999 year end, the Compensation Committee was comprised of Dr. Daniel R. Grant, Mr. William H. Bowen, and Dr. Marvin D. Loyd, all of whom are nonemployee directors of the Company. The Compensation Committee establishes policies relating to the compensation of executive officers, approves management's recommendations on executive compensation amounts, and oversees the administration of the Company's employee benefit plans.

Set forth below is the Compensation Committee's report which describes the components of the Company's executive compensation program for 1999 and the underlying policies upon which compensation determinations were based.

Compensation Policies

The goal of the Company's compensation policy is to ensure that executive compensation is related to and supports the Company's overall objective of enhancing shareholder value. To achieve this goal the following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:

• Provide a competitive compensation package that enables the Company to attract and retain key executives;

• Relate compensation to past and anticipated individual and Company performance; and

• Align employees' interests with the interests of shareholders by encouraging executive stock ownership.

Compensation Elements

The Committee believes that the above objectives are obtained by combining cash and equity based compensation. For 1999, the Company's compensation program consisted of (i) base salary, adjusted from the prior year; (ii) performance-based bonuses based upon the Company's performance; (iii) stock option grants under the Company's 1992 Employee Stock Option Plan, and (iv) matching contributions under the Company's deferred compensation plan.

Base Salary. Executives' base salary levels are reviewed annually to determine whether they are near the median range of persons holding comparable positions at companies engaging in similar businesses of similar size and complexity and whether they fairly compensate executives for past and anticipated efforts. Salary studies reviewed by the Compensation Committee indicate that the executive officers of the Company generally are paid near the median salary of all executives performing similar functions at companies engaged in similar businesses of similar size. Individual salaries are based upon past and anticipated individual performance, level and scope of responsibility, and experience within a competitive salary range in line with the pay practices of similarly situated companies. Base salaries for executives increased only slightly in most cases during 1999. The Compensation Committee believes that such salaries were competitive within a range that the Committee believes to be reasonable and necessary to accomplish the Company's compensation objectives.

Cash Bonuses. For 1997, 1998, and 1999 the Compensation Committee adopted the Company's general bonus program for all executive and other officers of the Company. Bonus participation was set at a percentage of base salary for each full-time employee of the Company by the Company's internal salary administration committee, and in the case of executives and officers by the Compensation Committee; the percentage assigned to the position was determined in all cases based upon the relative value to the Company of the work to be performed by the employee holding such position. Bonus participation for employees in general was attainable in only two parts: (a) 50% was dependent upon the employee's subsidiary or division performance, as determined with reference to the financial plan for that department or group

Sequential Page No. 48

established and approved prior to commencement of the year, and (b) 50% was dependent upon the overall Company performance, also determined with reference to the financial plan for the Company. Executive officers of the Company had their bonus participation made attainable, and completely dependent upon, the Company's meeting or exceeding the financial plan of the Company. A portion of the bonus is paid upon attainment of 80% of the overall financial plan goal. For 1997 the Company met or exceeded its overall financial plan goal and full bonus payments accordingly were made for executive officers. For 1998 the Company did not meet its overall financial plan goal and pursuant to the terms of the bonus plan only 80% of each executive officer's target bonus was paid. For 1999 no bonus was earned under the terms of the bonus plan. Discretionary, and substantially lower, payments were paid as Christmas bonuses, and such payments were approved by the Compensation Committee.

Stock Options. The Compensation Committee strongly believes that the interests of shareholders and executives become more closely aligned when such executives are provided an opportunity to acquire a proprietary interest in the Company through ownership of the Company's common stock. Accordingly, key employees of the Company, including executive officers, as part of their overall compensation package, are eligible for participation in the Company's Employee Stock Option Plan, whereby they are granted options to purchase shares of the Company's common stock in the future at a price specified at time of grant. Stock options are granted at no less than fair market value on the date of grant, and are exercisable in four annual installments beginning one year after the date of grant. Because no benefit is received unless the Company's stock price performs favorably, awards under the stock option plan are intended to provide incentives for executive officers to enhance long-term corporate performance, as reflected in stock price appreciation, thereby increasing shareholder value. Individual stock option grants are determined after considering a number of factors such as individual performance, Company performance, and the relative mix of cash and non-cash compensation. During 1999, options to purchase a total of 75,000 shares were granted to executive officers at a price of $6.78125 per share.

Deferred Compensation. The Company has adopted a broad-based pre-tax savings plan (the "401(k) Plan") to provide a means for eligible employees to defer a portion of their compensation and encourage savings to provide additional financial security for the future. While the Compensation Committee considers this to be an important element of its employees' compensation package, Company contributions under the 401(k) Plan are fixed in accordance with employee contributions and therefore are not directly tied to individual or corporate performance.

CEO Compensation

Mr. Frank D. Hickingbotham has been Chairman and Chief Executive Officer of the Company since its inception. As with other executive officers, Mr. Hickingbotham's compensation package has been designed to encourage short and long-term performance in line with the stockholder interests. The Compensation Committee believes that Mr. Hickingbotham's base salary is reflective of his position and responsibility, and salary surveys reviewed by the Compensation Committee indicate that he is paid comparably to chief executive officers of companies of similar size. Mr. Hickingbotham's 1999 salary was determined based upon the factors considered in determining the base salary for all executives.

In accordance with the Company's overall policy with regard to and treatment of cash bonuses in 1999, Mr. Hickingbotham received a bonus of $14,663. In keeping with the Company's goal of linking executive compensation to the creation of shareholder value, in 1999 Mr. Hickingbotham was granted stock options to purchase 10,000 shares of the Company's common stock. In granting such options, the Compensation Committee considered Mr. Hickingbotham's level and scope of responsibility, contributions to the Company, and the extent to which such options were being granted in lieu of other cash-based compensation.

Summary

The Compensation Committee believes that the combination of base salary and bonuses based upon individual and corporate performance in conjunction with equity based compensation linking executives interests with the interests of the Company's shareholders, provides a competitive program which reflects the Company's compensation policies described above. The Committee further believes that these policies are specifically reflected in 1999 compensation levels.

Compensation Committee:

Daniel R. Grant, William H. Bowen, Marvin D. Loyd

Sequential Page No. 49

PERFORMANCE GRAPH

The following performance graph compares the performance of the Company's Common Stock to the Dow Jones Equity Market Index and Dow Jones Consumer Cyclical Sector Entertainment & Leisure- Restaurants Index for the last five years beginning November 30, 1994 and ending November 28, 1999. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at November 30, 1994 and that all dividends, if any, were reinvested.

[PERFORMANCE GRAPH APPEARS HERE]

The performance graph in this space has a vertical axis indicating Dollars and is numbered in units of 50 starting at 50 and increasing to 350; the horizontal axis indicates dates of each fiscal year end from 1994 to 1999. The three lines appearing in the graph represent the performance of TCBY Enterprises, Inc., common stock, the Dow Jones Consumer Cyclical Sector Entertainment & Leisure-Restaurants Index, and the Dow Jones Equity Market Index; each of the three lines start at a value of $100 on November 30, 1994. The TCBY Enterprises, Inc., line moves to $80 on 11/30/95, $82 on 11/30/96, $120 on 11/30/97, $140 on 11/2/98, and $87 on 11/28/99. The Dow Jones Consumer Cyclical Sector Entertainment & Leisure--Restaurants Index line moves to $144 on 11/30/95, $154 on 11/30/96, $157 on 11/30/97, $217 on 11/29/98, and $248 on 11/28/99. The Dow Jones Equity Market Index line moves to $137 on 11/30/95, $175 on 11/30/96, $226 on 11/30/97, $285 on 11/29/98, and $342 on 11/28/99.

Sequential Page No. 50

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 24, 2000 with respect to the positions held and beneficial ownership of the Company's common stock by its directors and certain named executive officers:

	Outstanding
	Common
	Stock	Percentage
	of Company	of
	Beneficially	Outstanding
	Owned at	Common
Name; Year Became Director	February 24, 2000 (a)	Stock (b)
Frank D. Hickingbotham	10,004,860	43.7
1970
Herren C. Hickingbotham	789,050	3.4
1982
William H. Bowen	34,000	*
1993
Daniel R. Grant	40,100	*
1989
F. Todd Hickingbotham	753,863	3.3
1990
Don O. Kirkpatrick	24,583	*
1993
Marvin D. Loyd	97,605	*
1984
Hugh H. Pollard	350,000	1.5
1984
Named Executives
James M. Sahene	224,100	*
Gene H. Whisenhunt	195,360	*
Jim H. Fink	238,325	1.0

* Denotes ownership of less than 1% of the outstanding common stock of the Company.

  (a) Includes shares, if any, held by spouse, held in joint tenancy with spouse, held by or for the benefit of the director or named executive officer or one or more members of their immediate family, held by a charitable foundation of which the director or named executive officer is the trustee, credited to director's or named executive officer's account in the Company's employee or non-employee director stock option plans, with respect to which the director or named executive officer has or shares voting or investment powers, subject to employee stock options which were exercisable on February 24, 2000 (1,681,501 shares) or which have or will become exercisable within 60 days thereafter; or in which the nominee otherwise has a beneficial interest. All directors and executive officers as a group beneficially own an aggregate of 12,889,703 shares (56.30% of all outstanding shares, excluding shares the Company holds as treasury stock).

Sequential Page No. 51

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreement

In connection with the execution of the Merger Agreement, CI Merger Co. entered into a voting agreement with Frank D. Hickingbotham, Herren C. Hickingbotham and F. Todd Hickingbotham. As of the record date, Frank D. Hickingbotham, Herren C. Hickingbotham and F. Todd Hickingbotham beneficially owned an aggregate of 10,728,332 shares of TCBY common Stock, representing approximately 47% of the voting power of the TCBY common stock then outstanding. Pursuant to the Voting Agreement, the Hickingbothams appointed CI Merger CO. to act as their proxy to (1) vote in favor of the approval of the merger agreement and the merger of CI Merger Co. and TCBY pursuant to the merger agreement, and (2) vote against any approval of any takeover proposal (as defined in the merger agreement). CI Merger Co. may vote pursuant to the proxy only to the extent and as to the matters specifically referred to above.

Purchase of Assets

The Merger Agreement provides that the obligation of CI Merger Co. to the effect the Merger is subject to the Company receiving no less than $3.0 million in cash proceeds from the sale of the assets, land and real property of the AIMCO division of Riverport Equipment and Distribution Company, a wholly-owned subsidiary of the Company. The Company presently expects to satisfy this condition by selling the assets of the AIMCO division to an entity owned by Frank D. Hickingbotham for $3.0 million in cash immediately prior to the effective time of the merger.

Certain Transactions

A subsidiary of the Company, TCBY Systems, Inc., contracts with Quality Foods, Inc., of which Mr. Don O. Kirkpatrick is President and Chief Executive Officer, for certain foodservice distribution, primarily within the State of Arkansas in connection with deliveries to accounts of TCBY Systems, Inc. The value of goods handled by Quality Foods for TCBY Systems, Inc. was approximately $147,000 in fiscal 1999, and Quality Foods, Inc. derived fees therefrom consistent with industry standards.

During fiscal 1999, the Company maintained a banking relationship with a subsidiary of First Commercial Corporation, which was merged into Regions Financial Corporation effective July 31, 1998. This banking relationship primarily involved depository accounts and other normal and customary commercial accounts. Mr. William H. Bowen and Mr. Frank D. Hickingbotham served on the Board of Directors of First Commercial Corporation prior to its merger into Regions Financial Corporation. Subsequent to the merger, Mr. Hickingbotham served on the Board of Directors of Regions Financial Corporation but resigned during 1999.

On June 11, 1999, the Company's former executive office building being leased to third parties was sold for a cash price of $1,734,500 to the Company's Chairman and Chief Executive Officer. The sales price approximated the Company's book value, and exceeded the appraised value.

Effective May 29, 1998, the Company and Mr. Frank D. Hickingbotham entered into an agreement for use of an aircraft owned by Mr. Hickingbotham. Contemporaneously the Company divested an aircraft it owned. The Agreement provides for use by the Company of Mr. Hickingbotham's aircraft at a below market rate for such an aircraft, which rate is equivalent to the hourly cost of operation

Sequential Page No. 52

of the Company's (including hangar occupancy costs) of the divested aircraft. The Company is under no obligation to use Mr. Hickingbotham's aircraft, and all use by the Company is reviewed by the Board of Directors in each of the Board's regularly scheduled meetings. In order to have access to and use of Mr. Hickingbotham's aircraft, the Company continues to employ its two pilots and one aircraft maintenance technician as well as pay Mr. Hickingbotham's initial insurance on the aircraft. In conjunction with the aircraft use agreement, Mr. Frank Hickingbotham entered into an assignment agreement with the Company which provides for his use of a hangar in Little Rock, Arkansas. Credits for the lease assigned (under which credit for repayment of rent had accrued to the Company) and expenses set forth above are applied to the Company's actual use, if any, of Mr. Hickingbotham's aircraft. In fiscal 1999, Mr. Hickingbotham paid the Company a total of $267,000 as the amount due under these agreements after taking into account the Company's usage of his aircraft, the charge for which totaled $108,000.

PART IV

Item	14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-5, are submitted as a separate section of this report.

	(b)	The Company did not file any reports on Form 8-K during the three months ended November 28, 1999.

	(c)	See Item 14 (a) (3) above.

	(d)	The response to this portion of Item 14 is submitted as a separate section of this report.

Sequential Page No. 53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             TCBY ENTERPRISES, INC.                                                                                        &n

                                                                             BY    /s/Frank D. Hickingbotham
                                                                                     Frank D. Hickingbotham
                                                                                     Chairman of the Board and Chief Executive Officer

February 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Frank D. Hickingbotham*	Director, Chairman of the Board and Chief	2-24-00
Executive Officer (Principal Executive Officer)

Herren C. Hickingbotham*	Director, President and Chief Operating Officer	2-24-00

Daniel R. Grant*	Director	2-24-00

F. Todd Hickingbotham*	Director, President Riverport Equipment and	2-24-00
Distribution Company, Inc.

Marvin D. Loyd*	Director	2-24-00

Hugh H. Pollard*	Director	2-24-00

Don O. Kirkpatrick*	Director	2-24-00

William H. Bowen*	Director	2-24-00

Gene H. Whisenhunt*	Executive Vice President, Treasurer, and Chief	2-24-00
Financial Officer (Principal Financial Officer)

*BY /s/ Gene H. Whisenhunt Individually and as Attorney-in-Fact.

Gene H. Whisenhunt

Sequential Page No. 54

ANNUAL REPORT ON FORM 10-K

ITEM 14 (a) (1) and (2); (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED NOVEMBER 28, 1999

TCBY ENTERPRISES, INC.

LITTLE ROCK, ARKANSAS

Sequential Page No. 55

FORM 10-K -- ITEM 14 (a) (1) AND (2)

TCBY ENTERPRISES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of TCBY Enterprises, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 28, 1999, are included in Item 8:

Consolidated balance sheets -- November 28, 1999 and November 30, 1998

Consolidated statements of income -- Three years ended November 28, 1999

Consolidated statements of stockholders' equity -- Three years dated November 28, 1999

Consolidated statements of cash flows -- Three years ended November 28, 1999

Notes to consolidated financial statements -- November 28, 1999

Information for consolidated financial statement Schedule II -- Valuation and Qualifying Accounts of TCBY Enterprises, Inc. and subsidiaries is included in Note 1 to the Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Sequential Page No. 56

EXHIBIT INDEX

Exhibit No.			Description	Page No.

2	(i)	(a)	Agreement and Plan of Merger, dated February 9, 2000, by and among the registrant, TCBY Enterprises, Inc., and CI Merger Co. and Capricorn Investors III, L.P.......................	Attached

3	(i)	(a)	Restated Certificate of Incorporation of TCBY Enterprises, Inc. (Incorporated by reference to Exhibit 3(a) (vii) to the Company's Annual Report on From 10-K for the fiscal year ended November 30, 1988)

	(ii)	(a)	Amended and Restated By-Laws of TCBY Enterprises, Inc. (Incorporated by reference to Exhibit 3(b) of Registration Statement No. 33-8338)

	(ii)	(b)	Article IX, Section 5 of the By-Laws of TCBY Enterprises, Inc., as amended March 25, 1987 (Incorporated by reference to Exhibit 3(b) (ii) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987)

	(ii)	(c)	Article II, Sections 8, 9 and 10 of the By-Laws of TCBY Enterprises, Inc., as amended December 3, 1990 (Incorporated by reference to Exhibit 3(b) (iii) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990)

	(ii)	(d)	Article II, Section 11 of the By-Laws of TCBY Enterprises, Inc., as amended December 18, 1998 (Incorporated by reference to Exhibit 4(i) (a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1998)

4	(i)	(a)	Specimen Common Stock Certificate (Revised September, 1988) (Incorporated by reference to Exhibit 4(i) (b) to the Company's Annual Report on From 10-K for the fiscal year ended November 30, 1988)

	(ii)	(a)	Loan Agreement between TCBY Enterprises, Inc. and Bank One, Dallas, N.A. dated June 11, 1993 for $14,610,000 to refinance four notes payable to First Interstate Bank of Texas, N.A. (Incorporated by reference to Exhibit 4(ii)a of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993)
E-1
	(ii)	(b)	Amended and Restated Loan Agreement between TCBY Enterprises, Inc. and Bank One, Texas, N.A., dated November 28, 1994 to include a $7,500,000 term promissory note dated November 28, 1994 (Incorporated by reference to Exhibit 4(ii)(b) to the Company's Annual Report on a Form 10-K for the fiscal year ended November 30, 1994)

	(ii)	(c)	Term promissory note between TCBY Enterprises, Inc. and Bank One, Texas, N.A., dated November 28, 1994 to finance expansion of the Company's facility in Dallas, Texas (Incorporated by reference to Exhibit 4(ii)(c) to the Company's Annual Report on From 10-K for the fiscal year ended November 30, 1994)

	(ii)	(d)	Second Amended and Restated Loan Agreement between TCBY Enterprises, Inc. and Bank One, Texas, N.A., dated April 7, 1995 to include a $5,000,000 revolving credit note dated April 7, 1995, (Incorporated by reference to Exhibit 4(ii)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995)

	(ii)	(e)	First Amendment to Second Amended and Restated Loan Agreement and Amendment to Loan Documents. (Incorporated by reference to Exhibit 4(ii)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995)

10	(a)		Original form of Franchise Agreement (Incorporated by reference to Exhibit 10(a) to Registration Statement No. 2-89398)

	(b)		Form of Franchise Agreement (Revised December 1982) (Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-89398)

	(c)		Form of Franchise Agreement (Revised April 1983) (Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-89398)

	(d)		Form of Franchise Agreement (Revised January 1984) (Incorporated by reference to Exhibit 10(d) to Registration Statement No. 2-89398)

	(e)		Form of Franchise Agreement (Revised July 1985) (Incorporated July 1985) (Incorporated by reference to Exhibit 10(e) to Registration Statement No. 2-99324)

	(f)		Form of Franchise Agreement (Revised February 1986) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1986)
E-2
	(g)		Form of Franchise Agreement (Revised March 1987) (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987)

	(h)		Form of Franchise Agreement (Revised February 1991) (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990)

	(i)		Form of Franchise Agreement (Revised July 1991) (Incorporated by reference to Exhibit 28(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1991)

	(j)		Form of Franchise Agreement (Revised December 1991) (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992)

	(k)		Form of Executive Security Agreement entered into with certain executives of the Company dated December 1, 1990 (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990)

	(l)		1984 Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1 to Registration Statement No. 2-97039)

	(m)		1989 Stock Option Plan (Incorporated by reference to indented paragraphs following the caption "Approval of 1989 Stock Option Plan" on pages 7 and 8 of the Company's definitive Proxy Statement of February 21, 1989 for the 1989 Annual Meeting of Stockholders)

	(n)		1992 Employee Stock Option Plan (Incorporated by reference to Exhibit I of the Company's March 18, 1992 Proxy Statement)

	(o)		1992 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit II of the Company's March 18, 1992 Proxy Statement)

	(p)		Amendment to the 1992 Employee Stock Option Plan (Incorporated by reference to the Company's March 1, 1995 Proxy Statement)

	(q)		Lease Agreement between the Company, as tenant, and Capitol Avenue Development Company, a limited partnership, as landlord, dated April 20, 1987 (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987)
E-3
	(r)		Amendment to the 1992 Employee Stock Option Plan (Incorporated by reference to the Company's March 8, 1996 Proxy Statement)

	(s)		Third Addendum to Lease Agreement between the Company, as tenant, and Capitol Avenue Development Company, a Limited Partnership, as landlord, dated December 12, 1996

	(t)		Amendment to the 1992 Employee Stock Option Plan (Incorporated by reference to the Company's February 24, 1997 Proxy Statement)

	(u)		Amendment to the 1992 Employee Stock Option Plan (Incorporated by reference to the Company's February 27, 1998 Proxy Statement)

21			Subsidiaries of TCBY Enterprises, Inc. .......................................................	Attached

23			Consent of Independent Auditors ................................................................	Attached

24			Powers of attorney ......................................................................................	Attached

27			Article 5, Financial Data Schedule for the Fiscal Year 1999 10-K ................	Attached

99	(a)		Press release, dated December 17, 1999, "TCBY Declares Cash Dividend"...	Attached

99	(b)		Press release, dated January 18, 2000, "TCBY Reports Operating Results for 1999"......................................................................................................	Attached

99	(c)		Press release, dated February 3, 2000, "TCBY Statement Regarding AmeriServe's Reorganization"......................................................................	Attached

99	(d)		Press release, dated February 9, 2000, "TCBY Announces New Distributor"..................................................................................................	Attached

99	(e)		Press release, dated February 10, 2000, "TCBY Announces Agreement to be Acquired"................................................................................................	Attached

E-4