Form 10-Q
period 2000-02-27
TCBY ENTERPRISES INC
filed 2000-04-11
CIK 740693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	February 27, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number	1-10046

TCBY ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware			71-0552115
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

425 West Capitol Avenue	Little Rock, Arkansas		72201
(Address of principal executive offices)			(Zip Code)

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

Yes X No

On March 31, 2000 there were 22,896,137 shares of the registrant's common stock outstanding.

Sequential Page No. 1

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	February 27, 2000 and November 28, 1999	3

	Consolidated Statements of Operations
	Quarter ended February 27, 2000 and February 28, 1999	5

	Consolidated Statements of Cash Flows
	Quarter ended February 27, 2000 and February 28, 1999	6

	Notes to Consolidated Financial Statements
	February 27, 2000	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

Sequential Page No. 2

PART 1

FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

TCBY ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 27, 2000	November 28, 1999
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,320,467	$13,414,015
Short-term investments	5,566,207	6,854,945
Receivables:
Trade accounts	11,581,793	8,668,846
Notes	1,371,940	1,586,394
Allowance for doubtful accounts
and impaired notes	(3,221,464)	(353,965)
	9,732,269	9,901,275

Refundable income taxes	973,929	225,244
Deferred income taxes	256,820	256,820
Inventories	14,984,259	12,186,195
Prepaid expenses and other assets	1,004,863	818,824

TOTAL CURRENT ASSETS	43,838,814	43,657,318

PROPERTY, PLANT, AND EQUIPMENT:
Land	2,732,552	2,732,552
Buildings	20,906,935	20,524,449
Furniture, vehicles, and equipment	48,208,712	48,185,247
Leasehold improvements	3,313,912	3,312,134
Allowance for depreciation and amortization	(42,196,274)	(41,290,944)

NET PROPERTY, PLANT, AND EQUIPMENT	32,965,837	33,463,438

OTHER ASSETS:
Notes receivable, less current portion (less allowance
for doubtful and impaired notes of $7,460,867 in 2000
and $7,435,701 in 1999)	3,112,239	4,028,947
Intangibles (less amortization of $2,068,133 in 2000
and $2,007,183 in 1999)	4,021,155	4,067,813
Other	5,459,578	5,927,353

TOTAL OTHER ASSETS	12,592,972	14,024,113

TOTAL ASSETS	$89,397,623	$91,144,869

See notes to consolidated financial statements.

Sequential Page No. 3

TCBY ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 27, 2000	November 28, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,404,383	$2,644,419
Accrued expenses	3,270,249	3,653,365
Current portion of long-term debt	1,597,161	1,949,490

TOTAL CURRENT LIABILITIES	9,271,793	8,247,274

LONG-TERM DEBT, less current portion	727,581	994,188

DEFERRED INCOME TAXES	3,334,081	3,334,081

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share;
authorized 2,000,000 shares	-	-
Common stock, par value $.10 per share;
authorized 50,000,000 shares; issued
27,908,646 shares in 2000 and 1999	2,790,865	2,790,865
Additional paid-in capital	30,895,862	30,895,862
Retained earnings	74,913,503	77,418,661

	108,600,230	111,105,388

Less treasury stock, at cost (5,012,509 shares
in 2000 and 1999)	(32,536,062)	(32,536,062)

TOTAL STOCKHOLDERS' EQUITY	76,064,168	78,569,326

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$89,397,623	$91,144,869

See notes to consolidated financial statements.

Sequential Page No. 4

TCBY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	February 27, 2000	February 28, 1999
Sales	$17,141,525	$18,276,284
Cost of Sales	12,499,580	13,248,891
GROSS PROFIT	4,641,945	5,027,393

Franchising revenues:
Initial franchise and license fees	233,583	858,581
Royalty income	1,630,386	1,871,138
	1,863,969	2,729,719
	6,505,914	7,757,112

Provision for doubtful accounts and impaired notes	2,892,663	17,684
Selling, general, and administrative expenses	6,048,835	7,032,655
	8,941,498	7,050,339
(LOSS) INCOME FROM
OPERATIONS	(2,435,584)	706,773

Other income (expense):
Interest expense	(43,984)	(105,410)
Interest income	304,612	250,740
Other income	82,106	68,761
	342,734	214,091
(LOSS) INCOME BEFORE
INCOME TAXES	(2,092,850)	920,864

Income tax (benefit) expense	(732,499)	322,301

NET (LOSS) INCOME	$(1,360,351)	$598,563

(Loss) Earnings per share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03

Weighted Average Shares Outstanding:
Basic	22,896,137	22,898,535
Diluted	22,913,100	23,328,360

Cash Dividends Paid Per Share	$0.05	$0.05

See notes to consolidated financial statements.

Sequential Page No. 5

TCBY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended
	February 27, 2000	February 28, 1999
OPERATING ACTIVITIES
Net (loss) income	$(1,360,351)	$598,563
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	1,016,159	999,603
Amortization of intangibles	88,525	65,764
Provision for doubtful accounts and impaired notes	2,892,665	17,684
Gain on sales of property and equipment	(5,098)	-
Changes in operating assets and liabilities:
Receivables	(2,912,947)	(1,896,919)
Inventories	(2,798,064)	(2,151,753)
Prepaid expenses	(186,039)	(759,933)
Intangibles and other assets	384,742	(3,022,325)
Accounts payable and accrued expenses	1,376,848	448,980
Income taxes	(748,685)	295,929
NET CASH USED IN OPERATING ACTIVITIES	(2,252,245)	(5,404,407)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(481,609)	(422,959)
Proceeds from sales of property and equipment	9,316	-
Origination of notes receivable	(129,252)	(28,277)
Principal collected on notes receivable	1,235,247	246,809
Purchases of short-term investments	(211,000)	(75,669)
Proceeds from maturity of short-term investments	1,499,738	704,961
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,922,440	424,865

FINANCING ACTIVITIES
Proceeds from sale of Common Stock options	-	10,860
Dividends paid	(1,144,807)	(1,145,771)
Treasury stock transactions	-	(646,929)
Principal payments on long-term debt	(618,936)	(801,818)
NET CASH USED IN FINANCING ACTIVITIES	(1,763,743)	(2,583,658)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,093,548)	(7,563,200)

Cash and cash equivalents at beginning of period	13,414,015	16,924,143

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,320,467	$9,360,943

See notes to consolidated financial statements.

Sequential Page No. 6

TCBY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 27, 2000

NOTE A -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 27, 2000 are not necessarily indicative of the results that may be expected for the year ended December 3, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 28, 1999.

NOTE B -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	February 27, 2000	February 28, 1999
Numerator:
Net (Loss) Income	$(1,360,351)	$598,563

Denominator:
Denominator for basic earnings per share -- weighted-average shares	22,896,137	22,898,535

Potential dilutive effect of employee stock options	16,963	429,825

Denominator for diluted earnings per share -- weighted-average
shares and assumed conversions	22,913,100	23,328,360

Basic (loss) earnings per share	$(0.06)	$0.03

Diluted (loss) earnings per share	$(0.06)	$0.03

Anti-dilutive employee stock options excluded	2,662,474	439,550

Sequential Page No. 7

NOTE C -- INVENTORIES

	February 27, 2000	November 28, 1999
Manufacturing materials and supplies	$5,651,909	$5,074,435

Finished yogurt and other food products	6,563,482	4,676,915

Equipment and other products	2,768,868	2,434,845

	$14,984,259	$12,186,195

NOTE D -- ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 27, 2000	November 28, 1999
Rent	$508,774	$505,552
Compensation	1,281,255	1,374,118
Other	1,480,220	1,773,695
	$3,270,249	$3,653,365

NOTE E -- SEGMENT INFORMATION

	Manufacturing	Franchising	Equipment	All Other	Total
Quarter ended February 27, 2000
Revenues from external customers	$13,768,343	$1,863,969	$2,838,212	$534,970	$19,005,494
Intersegment revenues	220,974	675	31,732	27,416	280,797
Pre-tax (loss) profit (1)	(655,393)	(138,066)	217,925	(1,517,316)	(2,092,850)

Quarter ended February 28, 1999
Revenues from external customers	14,603,733	2,729,719	2,794,299	878,252	21,006,003
Intersegment revenues	292,558	890	183,232	60,031	536,711
Pre-tax profit (loss)	2,124,931	280,843	267,663	(1,752,573)	920,864

(1) Includes a provision for doubtful accounts and impaired notes of $2.9 million (Manufacturing - $2.8 million and Franchising - $.1 million) substantially all due to the bankruptcy filing by AmeriServe.

	Quarter ended
	February 27, 2000	February 28, 1999
Pre-tax (Loss) or Profit
Total (loss) profit for reportable segments	$(575,534)	$2,673,437
Total (loss) profit for "all other"	(1,517,316)	(1,752,573)
(Loss) profit before income taxes	$(2,092,850)	$920,864

Sequential Page No. 8

NOTE F -- CONTINGENCIES

On February 15, 2000, the Company was served with papers purporting to initiate two class actions in Pulaski County, Arkansas, seeking to enjoin the pending merger agreement with CI Merger Co. and Capricorn Investors III, L.P., which was announced on February 10, 2000. The litigation is styled David A. Marshall vs. TCBY Enterprises, Inc., and its directors, 6th Division, Chancery Court, IJ2000706, and Alan Braus vs. TCBY Enterprises, Inc., and its directors, 5th Division, Chancery Court, IJ2000705. These cases were the subject of a "Notice of Nonsuit" by the plaintiffs on April 6, 2000, and in a separate filing on April 6, 2000, captioned David A. Marshall vs. TCBY Enterprises, Inc., and its directors, U.S. District Court, Eastern District, Western Division, Arkansas, 4-00CV000251JFF, the plaintiffs now seek substantially the same relief. The Company and its directors believe the litigation is without merit and will vigorously defend their rights.

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

(dollars in thousands)

	Quarter Ended
	February 27, 2000		February 28, 1999
	Sales	%	Sales	%
Manufacturing:
TCBY frozen products sales for distribution to
TCBY locations	$7,093	41%	$8,311	46%

Sales of specialty products	6,897	40%	6,584	36%
	13,990	81%	14,895	82%

Equipment:
Sales by the Company's equipment distributor	2,870	17%	2,978	16%

Other	282	2%	403	2%
Total Sales	$17,142	100%	$18,276	100%

	Quarter Ended
	February 27, 2000		February 28, 1999
	Revenues	%	Revenues	%
Franchising:
Initial franchise and license fees	$234	13%	859	31%
Royalty income	1,630	87%	1,871	69%

Total Franchising Revenues	$1,864	100%	$2,730	100%

Sequential Page No. 10

Sales from the Company's manufacturing segment include (i) wholesale sales of frozen yogurt and ice cream products to foodservice distributors (which distribute the frozen products to TCBY locations in the United States), and sales to international master franchisees of frozen products and proprietary ingredients for the manufacture of frozen products in the countries that produce locally, and (ii) sales of TCBY frozen packaged products and other specialty dairy food products to customers including supermarkets, convenience stores, dairies, foodservice distributors, club stores, and private label suppliers.

A significant source of revenue for the manufacturing segment is the wholesale sales of frozen yogurt and ice cream products for distribution to TCBY locations which decreased 15 percent during the first quarter of 2000. The decrease is primarily due to lower sales to AmeriServe Food Distribution, Inc. ("AmeriServe") as a result of their filing for reorganization under Chapter 11 of the Bankruptcy Code on January 31, 2000. Limited shipments of products from the manufacturing facility were released to AmeriServe during February while post-reorganization arrangements were negotiated. After negotiations were completed, the Company released shipments during March to replenish AmeriServe's inventory. Also, the Company elected to change primary distributors and selected Multi-Unit Solutions (MUS), a division of Pocahontas Foods USA. The transfer of distribution to MUS will be completed during the second quarter of 2000. In addition, a reduction in the number of domestic traditional TCBY stores during 1999 contributed to the sales decline during the first quarter of 2000. Additional closings of existing locations may occur, but the Company cannot reasonably estimate the number. The Company is continuing its effort to improve sales in existing units. These efforts include continued emphasis on new product introductions, marketing emphasis toward children, neighborhood store marketing programs and expansion of participation by franchisees, continued focus on operational standards at TCBY locations, and working with franchisees to relocate marginal stores or pursue co-branding opportunities to provide additional dayparts. In addition, the Company has worked with an international design firm to develop enhancements to the current store format. A prototype location opened late in the third quarter of 1999, and the unit has experienced improved sales results. Enhancements to the current store format will be further evaluated during 2000. All of these efforts are intended to improve our customers' experience and ultimately sales volumes in the TCBY locations. However, barriers have been encountered in implementing some of the above strategies, including financial capability and willingness of existing franchisees to participate, lack of availability of co-branded partners due to existing encroachment problems within their chains, size of TCBY stores, lease restrictions, and limitations of corporate resources. The Company is operating in a highly competitive environment where consumers have many alternatives. Therefore, the future results of any of the above strategies is unknown, and even with the successful implementation of these programs, store sales may decline and store closings may continue. The Company will continue to develop additional TCBY locations as approximately 300 TCBY locations are under agreement for development as of February 27, 2000; most of those will be co-branded locations with petroleum or other quick service restaurants. The revenue from new co-branded locations may not offset the revenue lost from store closings and lower purchases by existing units in future periods.

Sequential Page No. 11

The following table sets forth TCBY and Juice Works location activity for the first quarter of 2000 and 1999.

					International		Non-traditional		Total
	Franchised Stores		Company Stores		Locations		Locations		Locations
	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999
For the first quarter:
Locations open at
beginning of period	907	1,031	2	2	257	216	1,842	1,711	3,008	2,960
Opened	18	8	-	-	11	6	50	77	79	91
Closed	(18)	(38)	-	-	(13)	(3)	(42)	(38)	(73)	(79)
Transfers	(1)	-	-	-	-	-	1	-	-	-

Locations open at end
of period	906	1,001	2	2	255	219	1,851	1,750	3,014	2,972

During the first quarter of 2000, significantly more TCBY non-traditional locations than traditional locations opened. The Company believes this trend will continue during the remainder of 2000. The non-traditional locations may include sites at airports, travel plazas, colleges, hospitals, theme parks, stadiums, and also include locations in conjunction with petroleum stores and quick service restaurants, which are referred to as co-branded locations as they share space within concepts such as Subway, Exxon, etc. The majority of the 50 non-traditional openings in the first quarter of 2000 were TCBY co-branded locations. The rate of development of non-traditional locations is partially determined by co-branding partners, who must approve each location in a process not controlled by the Company, and in some cases, delays have been experienced while the Company and the prospective TCBY franchisee awaited such approval. New development may also be slowed when existing TCBY franchisees express their concerns regarding new TCBY locations; and the desire of the Company to maintain good relationships with all TCBY franchisees in the markets under consideration results in occasional delays in development while those concerns are addressed. The opening of some locations was delayed during the first quarter due to distribution challenges related to the bankruptcy filing of AmeriServe. The units are expected to open after the distribution transfer to MUS is complete. During the first quarter of 2000, 42 non-traditional locations were closed. Most of these locations generally purchased low volumes of yogurt from the Company. However, the cumulative effect of the total closings did have a negative impact on the Company's profitability. The Company expects that there may be additional closings of low volume non-traditional locations as they are not efficient for the Company to service or the franchisee to operate. Included in the non-traditional location information are 26 locations closed for relocation or the season at February 27, 2000.

During the first quarter of 2000, a total of 18 franchised stores were permanently closed by franchisees. Each store closed may be the result of the franchisee's evaluation of his or her financial condition, cash flow, lease expiration, profitability, store operations, or personal motives not related to the store (such as retirement or changing careers). Of the locations closed, 14 operated for a portion of the first quarter of 2000, with the remainder having originally closed for relocation in a prior year. Therefore, some stores shown as closed did not make any contribution to sales during the periods presented. Included in the franchised store information are 86 and 80

Sequential Page No. 12

TCBY stores closed for relocation or for the season at February 27, 2000 and February 28, 1999, respectively. Closings of traditional stores could accelerate as the franchisees experienced lower unit volumes during 1999. Closings during 1999 are a factor in the reduction of sales to TCBY locations within the manufacturing segment and royalty income in the first quarter of 2000.

Sales of specialty products increased five percent during the first quarter of 2000. The increase is attributed primarily to increased sales of private label products. The actual sales increase is partially negated due to the pricing structure utilized with most private label customers which pay the cost of materials plus a fixed rate for the Company to manufacture their products. Revenues are $1.2 million lower due to the decline in dairy costs during the first quarter of 2000 compared to 1999. Actual unit production for private label products increased 47% during the first quarter of 2000. The Company continues to pursue private label opportunities to utilize the available capacity at its manufacturing facility in Dallas. The Company has capacity available on certain lines for additional manufacturing opportunities and the current capacity can be expanded with capital investments and staffing increases should they be warranted. The time frames required to make these capital investments and staffing increases could limit the Company's growth abilities on certain product lines in the short term.

Sales in the Company's equipment segment include sales from the distribution of equipment to TCBY locations as well as regional distribution to other food operations. Sales in the equipment segment decreased four percent during the first quarter of 2000. The decreased sales are due to fewer equipment sales to international franchisees.

As a percent of sales, cost of sales for the first quarter of 2000 and 1999 for the Company and its manufacturing and equipment segments are presented below:

	First Quarter
	2000	1999
Manufacturing Segment	73%	74%
Equipment Segment	76%	75%
Company Total	73%	72%

The change in the manufacturing segment cost of sales percentage is due to improved margins on certain private label products introduced in 1999. The increase in the equipment segment cost of sales percentage is due to lower margins on new equipment sold by the regional equipment distributor.

Franchising revenues consist of initial franchise and license fees and royalty income. For the first quarter of 2000, initial franchise and license fees decreased 73 percent and royalty income decreased 13 percent. The fluctuation in initial franchise and license fees is primarily due to initial international franchise fees being approximately $560,000 lower in the first quarter of 2000. These fees are cyclical and the current international activity indicates the sale of several master franchise agreements may be completed during the second quarter of 2000. In addition, certain

Sequential Page No. 13

domestic store openings have been delayed to the second quarter of 2000 due to the AmeriServe bankruptcy filing and the process of transferring distribution to Multi-Unit Solutions. The decrease in royalty income is due primarily to inventory problems at AmeriServe related to their bankruptcy filing which disrupted sales to the franchisees. Royalties have also been negatively impacted by fewer traditional TCBY. See previous discussion on the sales trends of TCBY locations.

Operating expenses increased 27 percent for the first quarter of 2000. The increase is due to an approximate $2.9 million provision for the AmeriServe receivable required as a result of AmeriServe's bankruptcy filing. As a percentage of combined sales and franchising revenues, operating expenses were 47 percent and 34 percent for the first quarter of 2000 and 1999, respectively. Operating expenses were 32% of combined sales and franchising revenues for the first quarter of 2000 excluding the provision for the AmeriServe receivable.

The forward-looking statements included herein are based on certain assumptions regarding U.S. and foreign economic conditions, no significant disruptions of business related to the distribution systems for the Company's products, competition, costs of raw materials, unit openings and closings, sales volumes per unit, other manufacturing opportunities, no changes in governmental regulation of the food industry, and no material event which would impact the reputation of the Company's manufacturing facility or the Company's ability to utilize that facility. Statements regarding the timing and likelihood of closing of the Company's merger agreement with Capricorn are conditional upon the satisfaction or waiver of all conditions set forth in the merger agreement, a copy of which has been filed with the U. S. Securities and Exchange Commission. Such conditions include receipt of approval for the merger by the Company's shareholders and receipt of financing by Capricorn. Should the Company's performance differ materially from the assumptions regarding these areas, actual results could vary significantly from the performance noted in the forward-looking statements. Thus, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated cash from operations sufficient to meet its normal operating requirements. The Company's cash and short-term investments decreased approximately $3.4 million during the first quarter of 2000. This decrease resulted primarily from (i) an increase in trade accounts receivable and inventory attributed to normal seasonal increases, (ii) cash dividends, and (iii) principal payments of debt. The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows from operations; however, the Company has available a $5 million unsecured credit line to meet seasonal cash needs.

The following summarizes statistics related to the Company's financial position:

	February 27, 2000	November 28, 1999
Current Ratio	4.7 to 1.0	5.3 to 1.0
Working Capital (in millions)	$34.6	$35.4
Long-Term Debt to Equity Ratio	.01 to 1.0	.01 to 1.0
Tangible Net Worth (in millions)	$72.0	$74.5
Sequential Page No. 14

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in risk exposure since November 28, 1999. The Company is exposed to market risk from changes in interest rates and changes in commodity prices.

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

The primary commodities purchased by the Company are dairy products. As part of its risk management strategy, the Company began purchasing exchange traded milk future contracts during 1999 to manage its exposure to changes in milk prices. Due to the changes of the USDA's Federal Milk Marketing Order Reform, which became effective on January 1, 2000, the Company closed all its hedging contracts prior to November 28, 1999 and the Company's ability to hedge against milk prices during 2000 has been and may continue to be limited in the near term.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Sequential Page No. 15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 15, 2000, the Company was served with papers purporting to initiate two class actions in Pulaski County, Arkansas, seeking to enjoin the pending merger agreement with CI Merger Co. and Capricorn Investors III, L.P., which was announced on February 10, 2000. The litigation is styled David A. Marshall vs. TCBY Enterprises, Inc., and its directors, 6th Division, Chancery Court, IJ2000706, and Alan Braus vs. TCBY Enterprises, Inc., and its directors, 5th Division, Chancery Court, IJ2000705. These cases were the subject of a "Notice of Nonsuit" by the plaintiffs on April 6, 2000, and in a separate filing on April 6, 2000, captioned David A. Marshall vs. TCBY Enterprises, Inc., and its directors, U.S. District Court, Eastern District, Western Division, Arkansas, 4-00CV000251JFF, the plaintiffs now seek substantially the same relief. The Company and its directors believe the litigation is without merit and will vigorously defend their rights.

ITEM 5.	OTHER INFORMATION

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits

27		Article 5, Financial Data Schedule for the First Quarter 2000 Form 10-Q

99(a)		Press release, dated March 22, 2000, "TCBY Reports Operating Results for First Quarter"

b)	The Company did not file any reports on Form 8-K during the quarter ended February 27, 2000, but did file a Form 8-K on March 24, 2000 in relation to the Company's earnings for the first quarter of 2000.

Sequential Page No. 16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TCBY ENTERPRISES, INC.

Date: 4/11/00                        /s/ Frank D. Hickingbotham
                                             Frank D. Hickingbotham,
                                             Chairman of the Board and
                                             Chief Executive Officer

Date: 4/11/00                        /s/ Gene H. Whisenhunt
                                             Gene H. Whisenhunt
                                             Executive Vice President
                                             Chief Financial Officer

Sequential Page No. 17